Form 10-K
period 2017-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2017-10-26
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-25169

GENEREX BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10102 USA Today Way Miramar, Florida, (Address of principal executive offices)	33025
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

Yes ☐  No ☒

As of July 31, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5.3 million based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At September 29, 2017, there were 1,065,093 shares of common stock outstanding.

i

Generex Biotechnology Corporation

Form 10-K

July 31, 2017

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

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations of future revenues, expenditures, capital or other funding requirements,
•	the adequacy of our cash and working capital to fund present and planned operations and growth,
•	the timing of our expansion plans,
•	our expectations concerning product candidates for our technologies;
•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
•	our expectations of when different phases of clinical activity may commence and conclude;
•	the effect of governmental regulations generally,
•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and
•	our expectations of when commercial sales of our products may commence and when actual revenue from the product sales may be received.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
•	the inherent uncertainties associated with clinical trials of product candidates;
•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;
•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;
•	economic and industry conditions generally and in our specific markets.
•	the volatility of, and decline in, our stock price; and
•	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Part I

Item 1. Business.

Preliminary Note

As of October 2015, (the first quarter of fiscal 2016), we laid off all of our employees, and ceased compensating our officers, and suspended substantially all of our operations due to lack of funds. On January 18, 2017, we acquired a majority of the equity interests in Hema Diagnostic Systems, LLC (“Hema” or “HDS”). We have the right to acquire the remainder of the Hema equity interests for nominal consideration provided that the Generex stock and warrants issued to the Hema equity owners in connection with the initial acquisition have a specified value and we have registered for resale the Company’s shares issued to the Hema equity owners. We intend to focus on Hema’s business and are identifying other areas for expansion, but do not intend to discontinue our pre-Acquisition activities.

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

On January 18, 2017, we acquired a majority of the equity interests in Hema Diagnostic Systems, LLC (“Hema”). We have the right to acquire the remainder of the Hema equity interests for nominal consideration provided that the Generex stock and warrants issued to the Hema equity owners in connection with the initial acquisition have a specified value and we have registered for resale the Company’s shares issued to the Hema equity owners. Hema is a Florida limited liability company Organized in December 2000. Hema began operations in 2002. Hema is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level.

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

Overview of Business

Generex Historical Business

Generex has been engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2016 or 2017, nor are any expected to these countries during the remainder of calendar year 2017. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients were enrolled at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure sufficient additional financing. However, we have initiated a project with the University Health Network of the University of Toronto, and the University of Guelph, Ontario to enhance the formulation of Generex Oral-lyn™ in order to reduce the number of puffs required for prandial use. Early results in an animal study have been encouraging and we expect to release the final results in the first quarter of 2018.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2017 and do not expect any revenues to be recognized in India in the next twelve months.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $445,720,566 at July 31, 2017. As of July 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

HDS Diagnostics Business

Our majority-owned subsidiary, Hema Diagnostic Systems LLC (HDS) is in the business of developing, manufacturing, and distributing rapid point-of-care in-vitro medical diagnostics for infectious diseases. These are commonly referred as rapid diagnostic tests (RDTs). We manufacture and sell RDTs based upon our own proprietary EXPRESS platforms as well as standard “cassette” devices. As a result of its acquisition by Generex Biotechnologies, HDS is currently undergoing a name change and will become NuGenerex Diagnostics.

Since its founding, HDS has been developing and continues to develop an expanding line of RDTs for infectious disease diagnosis. These include products for human immunodeficiency virus (HIV), tuberculosis, malaria, hepatitis B, hepatitis C, syphilis, and others. These assays are all qualitative in nature and provide a simple positive or negative result directly at the clinical site. They can be used for definitive diagnosis, triage or in combination with other assays depending on which disease is being considered.

Each device incorporates a test strip containing reagent lines (stripes) that have been impregnated with specific antigens or antibodies that detect the target molecules specific to an infectious disease. The test strips are incorporated into our proprietary EXPRESS platforms which are easy-to-use and user-friendly diagnostic devices. There are two EXPRESS platforms; the EXPRESS and the EXPRESS II. The EXPRESS II is an upgraded version of the original EXPRESS and its use involves fewer operator steps, making it of higher clinical utility value.

Each system delivers its own advantages which enhance the use, application and performance of each diagnostic.  This ease of use in the EXPRESS delivery systems ensure that our RDTs perform efficiently and effectively providing the most accurate and repeatable test results available while, at the same time, minimizing the transference of a potentially infected blood sample.

HDS has just begun a new initiative which revolves around the development of quantitative rapid diagnostic assays. These assays allow laboratory personnel and clinicians to assess the absolute amount of specific target molecules in blood or serum samples as opposed to “yes” or “no” results of qualitative RDTs. The first assay to be developed is a multiplex biomarker test for the diagnosis of sepsis and the potential differentiation of infectious sepsis from systemic immune response syndrome (SIRS).

The Company maintains a Federal Drug Administration (FDA) registered facility in Miramar, Florida and is certified under both ISO9001 and ISO13485 for the Design, Development, Production and Distribution of the in-vitro devices. Approval of our HIV rapid test has been issued by the United States Agency for International Development (USAID). Additionally, some of our products qualified for and carry the European Union “CE” Mark, which allows us to enter into CE Member countries subject to individual country requirements. Currently, we have two malaria rapid tests approved under World Health Organization (WHO) guidelines.  This process allows expedited approval of rapid tests, reducing the current 24-30 month process down to approximately 6-9 months. WHO approval is necessary for our products to be used in those countries which rely upon the expertise of the WHO, as well as for NGO funding for the purchase of diagnostic products.

We maintain current U.S. Certificates of Exportability that are issued by two FDA divisions-CBER and CDRH. CBER (Center for Biologicals Evaluation and Research) is the FDA regulatory division that oversees biological devices and which include our HIV, Hepatitis B and Hepatitis C. The other division, Center for Devices and Radiological Health (CDRH), is responsible for the oversight of other HDS devices which include Tuberculosis, Syphilis, and the remaining product line.  Our HDS facility maintains FDA Establishment Registration status and is in accord with GMP (Good Manufacturing Practice) as confirmed by the FDA.

We do not currently have FDA clearance to sell our products in the United States.   We intend on submitting selected devices to the FDA under a Pre-Market Approval Application (PMA) or through the 510K process. The 510K would require the appropriate regulatory administrative submissions as well as a limited scientific review by the FDA to determine completeness (acceptance and filing reviews); in-depth scientific, regulatory, and Quality System review by appropriate FDA personnel (substantive review); review and recommendation by the appropriate advisory committee (panel review); and final deliberations, documentation, and notification of the FDA decision. The PMA process is more extensive, requiring clinical trials to support the application. We expect to apply to FDA for clearance of our first RDT (The Hema Rapid 123 Syphilis EXPRESS II)) for FDA 510K approval within the next few months.  We anticipate the FDA process will be completed within 9 months after submission. During this timeline, we will be preparing documentation for additional rapid tests to undergo either the FDA PMA or 510k process.

Our Business Strategy

Generex Historical Business

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

HDS Business Strategy

HDS’ business strategy is three-pronged and designed to enhance company value.

First, HDS will continue to market and sell its current product line of low cost qualitative infectious disease RDTs into international markets, especially resource poor countries, through country distributors, international GMOs and governmental bodies and agencies, for the purpose of providing a continuing revenue stream.

Second, we will register selected assays such as the Rapid 123 Hema EXPRESS Syphilis and the Rapid 1-2-3 Hema EXPRESS II HIV 1/2 w/p24Ab in the United States through the FDA, and in the European Union through the CE mark process, to allow access to more affluent US and European markets.

And, third, we are embarking on a program to develop high quality and medically critical quantitative assays, in the field of infectious diseases and immunology, beginning with a multiplex sepsis biomarker assay which will facilitate the building of a significant body of intellectual property and products.

HDS has just begun the initiative of developing the quantitative rapid diagnostic assays. These assays allow laboratory personnel and clinicians to assess the absolute amount of specific target molecules in blood or serum samples as opposed to “yes” or “no” results of qualitative RDTs. The first assay to be developed is a multiplex biomarker test for the diagnosis of sepsis and the potential differentiation of infectious sepsis from systemic immune response syndrome (SIRS).

The multiplex biomarker assay will be a rapid triage or screening tool to diagnose and differentiate between SIRS and sepsis, but will also allow the physician to monitor the progress of the patient after a definitive diagnosis of either has been made. As such, it is a multi-purpose diagnostic and monitoring assay. It will be able to be used in both preliminary screening diagnosis and as an aid in following prognosis. The market for diagnostic sepsis tests in the United States alone is $3 billion annually and rising.

The quantitative detection of some of the critical biomarker molecules that arise in SIRS and sepsis provides a unique opportunity for the development of an assay that can be used directly at bedside with results available to the physician in minutes instead of hours.

We believe that the execution of this three-pronged strategy, revolving around maximizing the sales of existing products and the development of quantitative rapid point-of-care assays can substantially increase the value of HDS and its parent company, Genera Biotechnology.

PRODUCTS

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

In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. We have successfully completed the delivery and installation of a turnkey Generex Oral-lyn™ production operation at the facilities of PharmaBrand in Quito, Ecuador. The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May 2006. While Ecuador production capability may be sufficient to meet the needs of South America, it is believed to be insufficient for worldwide production for future commercial sales and clinical trials.

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

In late April 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first subject screening in Texas. Other clinical sites participating in the study were located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), European Union (Romania, Poland and Bulgaria), Eastern Europe (Russia and Ukraine),) and Ecuador. Approximately 450 subjects were enrolled in the program at approximately 70 clinical sites around the world. The Phase III protocol called for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing. However, we have undertaken a formulation enhancement project with the University Health Network at the University of Toronto and the University of Guelph, Ontario to increase the amount of insulin reaching the blood stream. Preliminary results from an animal study are encouraging,

In the past, we engaged a global clinical research organization to provide many study related site services, including initiation, communication with sites, project management and documentation; a global central lab service company to arrange for the logistics of kits and blood samples shipment and testing; an Internet-based clinical electronic data management company to assist us with global data entry, project management and data storage/processing of the Phase III clinical trial and regulatory processes. In the past, we have contracted with third-party manufacturers to produce sufficient quantities of the RapidMist™ components, the insulin, and the raw material excipients required for the production of clinical trial batches of Generex Oral-lyn™.

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria.

Other Potential Buccal Products

We have currently ongoing discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds Memorandums of Understanding have been signed with two companies for the testing of RapidMist technology with both Leuprolide and medical marijuana and clinical work is expected to commence in the latter half of 2018.

Diagnostic Products

Although we sell “cassette” based diagnostic tests based on standard designs, we predict our future success will be tied to the manufacture and sale of products based on our proprietary EXPRESS device platform systems (Fig. 1) and on the quantitative rapid assays, such as the Sepsis Multiplex Biomarker assay that we are currently developing, as described above.

Figure 1

Current EXPRESS PLATFORM PRODUCTS

HEMA EXPRESS	HEMA EXPRESS II
Rapid 1-2-3 Hema EXPRESS HIV 1/2 w/p24Ab	Rapid 1-2-3 Hema EXPRESS II HIV 1/2 w/p24Ab
Rapid 1-2-3 Hema EXPRESS Tuberculosis-XT	Rapid 1-2-3 Hema EXPRESS II Tuberculosis-XT
Rapid 1-2-3 Hema EXPRESS Syphilis	Rapid 1-2-3 Hema EXPRESS II Malaria pF
Rapid 1-2-3 Hema EXPRESS II Malaria pF/pV
Rapid 1-2-3 Hema EXPRESS II Malaria pF/Pan
Rapid 1-2-3 Hema EXPRESS II Syphilis

The EXPRESS Platforms:

The Rapid 1-2-3 Hema® EXPRESS platforms are designed to ensure ease of use, accuracy of performance, and cost-effectiveness of production.  Test results of each Rapid 1-2-3 Hema EXPRESS test devices are easy to read under all conditions even while conducting testing in the field.  Additionally, the Rapid 1-2-3 Hema EXPRESS platforms do not require the use of water or electricity.

Both the EXPRESS and the EXPRESS II allow rapid point-of- care testing of whole blood from a simple finger stick and both can also be used with serum or plasma samples in laboratory settings.

The degree of difficulty in using a rapid test is generally determined by the delivery system/housing design itself.  One of the most common reasons for rapid test failure is due to user-error which is most commonly attributed to the misuse of a rapid test or of the test sample.  The greater the degree of difficulty in performing the RDT, the greater the chance for user error.  The EXPRESS series of devices substantially reduces the difficulty factor through its user-friendly test process and careful control of the test sample

The EXPRESS and the EXPRESS II both incorporate into their design, a sample take-up system that adsorbs the whole blood, serum or plasma sample directly onto the device test strip. When the test sample meets a predetermined line, sufficient sample size has been achieved. The EXPRESS or EXPRESS II is then inserted directly into a pre-filled diluent pod which contains the exact amount of diluent, creating a water tight seal. Due to the potential infectious character of a whole blood test sample, both the EXPRESS and the EXPRESS II RDTs have been designed as self-contained assays. Both EXPRESS housings are sealed preventing cross contamination and reducing the potential for surrounding environmental contamination or transferring contaminated blood samples to the operating personnel. Once the test procedure is finished, the device remains sealed and can be disposed of through incineration or other means. This is an important feature, especially in on-site field testing where operating personnel are not as highly-trained as in dedicated laboratories.

The EXPRESS II has the additional advantages of fewer operating components which reduces manufacturing costs, faster reaction time and increased analytical sensitivity.

To expedite the training in the use of the HDS rapid tests, we have designed each EXPRESS series device to operate in the same manner thereby reducing the amount of training needed in the use of other EXPRESS series RDTs. Once trained in the use of one EXPRESS series RDT, the operator will know and understand how to run each additional EXPRESS device regardless of the diseases being tested.

Cassettes

Over the past 30 years, most users of RDTs have been trained on the use of cassettes. For this reason, we have maintained a line of rapid cassette tests for a number of diseases. All of our products listed in Figure 1 are available in cassette format and additionally two more malaria product variations are produced for sale.  The cassette is a semi-complicated and low cost delivery system that has been used in the worldwide markets. The cassette is not user-friendly and substantial time is required to train the test operator in its use

The process of using a cassette device is prone to misuse -which is the core reason for most cassette test failures. Additionally, cassette test procedure offers a substantial opportunity for cross-contamination. While accepted out of tradition, the cassette is a design that requires substantial care while performing the testing procedure.

Due to the historical nature of the cassette design, we continue to offer our cassette presentation, two of which have already been approved under the World Health Organization (WHO) List of Approved Malaria Devices, and offered o those markets which require WHO approval.

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

Generex Historical Business

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

HDS Diagnostic Business Regulatory Considerations

The manufacturing and marketing of our existing and proposed diagnostic products are regulated by the United States Food and Drug Administration (“FDA”) and comparable regulatory bodies in other countries.  Our products are also regulated by, subject to approval by, or must meet standards set by, of certain non-governmental organizations involved in the purchase and distribution of products like ours.   These regulations and standards govern almost all aspects of development, production and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing and record keeping.

The Company's FDA regulated products require some form of action by that agency before they can be marketed in the United States, and, after approval or clearance, the Company must continue to comply with other FDA requirements applicable to marketed products, e.g. Quality Systems (for medical devices).  Failure to comply with the FDA’s requirements can lead to significant penalties, both before and after approval or clearance.

There are two review procedures by which medical devices can receive FDA clearance or approval.  Some products may qualify for clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act, in which the manufacturer provides a pre-market notification that it intends to begin marketing the product, and shows that the product is substantially equivalent to another legally marketed product (i.e., that it has the same intended use and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness).  In some cases, the submission must include data from human clinical studies.  Marketing may commence when the FDA issues a clearance letter finding such substantial equivalence.

If the medical device does not qualify for the 510(k) procedure (either because it is not substantially equivalent to a legally marketed device or because it is required by statute and the FDA’s implementing regulations have an approved application), the FDA must approve a Pre-Marketing Application (“PMA") before marketing can begin.  PMA’s must demonstrate, among other matters, that the medical device provides a reasonable assurance of safety and effectiveness.  A PMA application is typically a complex submission, including the results of non-clinical and clinical studies.  Preparing a PMA application is a much more expensive, detailed and time-consuming process as compared with a 510(K) pre-market notification.

In addition, the FDA regulates the export of medical devices that have not been cleared for marketing in the United States.  The Federal Food, Drug and Cosmetic Act contains general requirements for any medical device that may not be sold in the United States and is intended for export.  Specifically, a medical device intended for export is not deemed to be adulterated or misbranded if the product: (1) complies with the specifications of the foreign purchaser; (2) is not in conflict with the laws of the country to which it is intended for export; (3) is prominently labeled on the outside of the shipping package that it is intended for export; and (4) is not sold or offered for sale in the United States.  However, the Federal Food, Drug and Cosmetic Act does permit the export of devices to any country in the world, if the device complies with the laws of the importing country and has valid marketing authorization in one of several " listed " countries under the theory that these listed countries have sophisticated mechanisms for the review of medical devices for safety and effectiveness.

The Company is also subject to regulations in foreign countries governing products, human clinical trials and marketing, and may need to obtain approval or evaluations by international public health agencies, such as the World Health Organization, in order to sell diagnostic products in certain countries.  Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for United States governmental approvals.  On the other hand, the fact that our HIV diagnostic tests are of value in the AIDS epidemic may lead to some government process being expedited.  The extent of potentially adverse governmental regulation affecting HDS that might arise from future legislative or administrative action cannot be predicted.

Our products rely on international regulatory approvals for sale into markets outside of the USA, and, domestically, our devices would require US FDA clearance and in some cases, WHO approvals. These approvals allow for passage to the Global Fund funding process.

It is our intent to focus on both the domestic and international regulatory approvals.

Domestically, we intend on submitting our devices to the FDA under a Pre-Market Approval Application (PMA) or through the 510K process. The 510K would require the appropriate regulatory administrative submissions as well as a limited scientific review by the FDA to determine completeness (acceptance and filing reviews); in-depth scientific, regulatory, and Quality System review by appropriate FDA personnel (substantive review); review and recommendation by the appropriate advisory committee (panel review); and final deliberations, documentation, and notification of the FDA decision. The PMA process is more extensive, requiring clinical trials to support the application. We expect to apply to FDA for approval of our first RDT to be submitted to the FDA for 510K approval within the next 3 months.  We anticipate the FDA process will be completed within 9-12 months after submission. During this timeline we will be preparing documentation for additional rapid tests to undergo either the FDA PMA or 510kprocess.  We have not yet completed an assessment of whether our products will qualify for approval under the 5010K process or we will be required to engage in the more cumbersome Pre-Market Approval Application.

Internationally, we intend on submitting our EXPRESS devices and cassettes to the World Health Organization (WHO) process which requires a full regulatory and quality documentation dossier, produced and compiled by the Company.  WHO process requires laboratory testing and evaluation and then clinical trials for public deployment and documentation throughout the whole process.

Once the WHO process is complete and documented, there is a submission into the Global Fund, which is a partnership between governments, civil society, the private sector and people affected by infectious diseases specifically HIV/AIDs, tuberculosis, and malaria.

The Global Fund raises and invests nearly $4 billion a year to support programs run by local experts in countries that are most in need.

It is our intent to submit all of our RTDs and cassettes and EXPRESS to the FDA, WHO and the Global Fund for regulatory review and approval for HIV, TB and malaria.

Currently, both our cassette malaria pF and malaria pF/pV have been approved under the WHO process.  The cassette malaria pF/Pan was submitted to the WHO in February 2015, and we anticipate final review and approval before the end of the year. In the past WHO has approved only traditional cassette platform devices on the theory that end-point users, in resource-poor countries, should not have to be retrained on a new device. However, that attitude is now changing and we are working with WHO collaborating organizations using the Express with the view to move it eventually into the WHO system.

MARKETING AND DISTRIBUTION

Generex Historical Business

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

HDS Diagnostic Business-Current Associations and Agreements with Organizations and Companies

Our sales will be dependent on regulatory approvals issued by such agencies as the World Health Organization (“WHO”), US Food and Drug Administration (“FDA”) and registration with the Global Fund.  These approvals are a key element in the sales and marketing effort on an international basis. We will work with these organizations as well as governmental agencies in target countries and commercial companies.

WHO Approved

Following the successful fulfillment of previous PFSCM (Partnership for Supply Chain Management) and WHO shipments, HDS continues to participate in requests for proposals from PFSCM for our currently WHO-approved HDS Malaria test. All of the HDS Malaria RDT’s are on the WHO procurement list.

The Company will also participate in the newly designed and recently announced WHO Pre-Qualification Program for Malaria RDTs. It is our intention to present the new Malaria EXPRESS II devices for Pf, Pf/Pv and Pf/Pan for this Pre-Qualification Program. The WHO will also extend the expedited approval process to include other diseases including HIV.

Long Term WHO Agreement

In February 2016, HDS signed a Long Term Two Year Agreement with the WHO for the supply of the first HDS Malaria tests.

Offering a highly competitive rate in close cooperation with our subcontractor, we expect to see increased sales for these products during the life of that agreement. However, the agreement with WHO allows us to compete for WHO funded projects, but does not guarantee any specific sales.

USAID

USAID has submitted to the Company a request for participation in a Long Term Agreement for the HDS Malaria Tests. The prerequisite will be the same as those requirements satisfied during the WHO evaluation process and which qualified our tests for purchase by the WHO. In the fiscal year 2015, USAID purchased $24.5 million in malaria tests. USAID is the lead U.S. Government agency that works to end extreme global poverty and enable resilient, democratic societies to realize their potential and which supports the sale of RDTs to those same countries.

Chile

We have received an initial order for our Rapid 1-2-3® Hema HIV EXPRESS® from Diagnostic of Santigo, Chile (www.diagnostiko.cl).

Diagnostiko is a clinical testing laboratory serving the residents of Santigo, and surrounding areas in the country of Chile. As recently reported by the Latin American Congress of HIV there is a 50% increase in the number of cases of HIV in that country and, more significantly, 60% of those cases are diagnosed very late in the course of the disease, many after AIDS has already developed. Another aspect that was highlighted in the Congress is the lack of availability of rapid tests to detect HIV.

In addition to procuring the t Rapid 1-2-3® Hema HIV EXPRESS®,Dianostiko has agreed to officially register the Rapid 1-2-3® Hema Hepatitis B EXPRESS®, and the Rapid 1-2-3® Hema Syphilis EXPRESS®, with the government of Chile and to become the exclusive distributor for those two assays in Chile for future sales. This agreement is being completed.

In addition to the purchase of the Rapid 1-2-3® Hema HIV EXPRESS® by Diagnostiko of Santiago, Chile as described in the preceding paragraph, we have recently executed and signed an exclusive agreement with Imerlab Sociedad Comercial Limitada (http://www.imerlab.com) for the exclusive distribution of our HIV products in that country. Imerlab is a distributor of medical supplies, diagnostic tests and other products for laboratories and medical institutions. The Rapid 1-2-3® Hema HIV EXPRESS® has been approve and registered by the government of Chile as an in-vitro diagnostic test for that country.

Tuberculosis Clinical Trial:

Hema Diagnostic Systems is participating in a diagnostic clinical trial for tuberculosis in the country of Mozambique. This trial is being conducted by a number of international collaborating institutions and the results of the trial will determine the accuracy and clinical utility of the Rapid 1-2-3® Hema Tuberculosis EXPRESS® TB-XT, and the Rapid 1-2-3® Hema Tuberculosis EXPRESS® TB-XT 3 point-of-care tests as primary triage assays for the presence of active tuberculosis, or as part of a combination of tests used for that purpose.

The Mozambique clinical is conducted as part of a long term project for the control of HIV and related diseases initiated by the Italian Non-Governmental Organization, “S. Edigo (http://dream.santegidio.org/?lang=en) and sponsored by the Italian National Institute of Health. The scientific direction and the in-country clinic trial is being conducted specifically by The Department of Biomedicine and Prevention, University of Rome “Tor Vergata” and is headed by Dr. Massimo Amicosante Ph.D. Additional trials are planned for other countries in Sub-saharan Africa, Mexico and Peru. Also participating in this large international project is the World Health Organization Collaborating Center for TB and Lung Diseases, Fondazione S.Maugeri, Care And Research Institute Tradate, Italy, under the direction of Dr. G.B. Migliori.

Manufacturing

Generex Historical Business

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

HDS Diagnostic Business

HDS manufactures it RTD devices in it Miramar, Florida facility. Based on order size, delivery requirements and current orders in HDS manufactures its RTD devices in it Miramar, Florida facility.   Based on order size, delivery requirements and current orders in process, the Miramar facility can manufacture up to 1 million RTD devices, all of which are currently hand assembled.  We have long-standing relationships with subcontractors to handle additional production requirements. Currently, shipments have been made to agencies for regulatory approvals and for initial market entry and we are in process to apply for a US. FDA, and newly announced WHO approvals which will reduce the WHO process form 24-30 months down to approximately 6-9 months.

Cassette production is conducted through subcontractors in India and China.  Each site operates under GMP (Good Manufacturing Practice) as well as being compliant with ISO 9001 and ISO13485.  All HDS cassettes are included in our U.S. Certificate of Exportability and European Union CE Mark registrations. All of our cassette malaria tests are approved by the WHO.

We have established Quality and Assembly Agreements as well as Confidentiality Agreements with our subcontractors.  All are subject to our inspection at a moment’s notice.

The quality of final assembly of each of our products is maintained under the strict guidelines of our internal Quality System, which forms the basis for the Company’s ISO13485 rating.

Full quality oversight is mandatory and final batch release testing is conducted on each lot of products assembled prior to shipment release.

With full automation, the Company anticipates producing up to 10 million EXPRESS devices annually.  Expanded production would allow for additional expansion beyond this volume. Additionally, subcontractors would provide approximately 60 million cassette tests per year.

RAW MATERIAL SUPPLIES

Generex Historical Business

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ brand metered dose inhaler are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device are expected to be used in the commercial version of our insulin product in countries where the product has been approved. We do not currently have supply arrangements for commercial quantities with manufacturers for the components and the propellant that we presently use in our RapidMist™ brand metered dose. Reputable and reliable suppliers for these components exist and we believe that we can enter into arrangements for commercial supply with these suppliers when we are ready to commence commercial production.

Insulin is available worldwide from multiple sources. We do not currently have any agreements for the long-term supply of insulin, but we expect that we will be readily able to negotiate such an agreement before further clinical trials or commercial sales commence.

HDS Diagnostics Business

A number of our components and critical raw materials are provided by third-party suppliers.  Some of our supplies, including antigens and antibodies may be available from only one or a limited number of sources.  This may impact our ability to manufacture or sell product if our suppliers cannot or will not deliver those materials in a timely fashion, or at all, due to an interruption in their supply, quality or technical issues, or any other reason. The absence of any one or more of these supplies could prevent us from being able to commercially produce and market the affected product or products.

Intellectual Property

Generex Historical Business

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

The expiration dates of the U.S. issued patents range from 2017 to 2022. The expiration dates of the patents issued in Canada range from 2017 to 2021. The expiration dates of the patents issued in other jurisdictions range from 2017 to 2028.

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

The expiration dates of the Antigen U.S. issued patents range from 2017 to 2031.  The expiration dates of the patents issued in other jurisdictions range from 2017 to 2023.

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

HDS Diagnostic Business

HDS hold a U.S. Patent for its sample delivery system which expires in 2026, US Patent # 7,749,771, titled “Device and methods for detecting analyte in a sample.”  This is the basis for our EXPRESS system platform.

We also have applied for patent protection in Brazil.

HDS holds two US registered trademarks, for the names Rapid 1-2-3 Hema EXPRESS® and Rapid 1-2-3®.

We believe HDS’ long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any future patents will be granted, or that any patents which we now own or obtain in the future will fully protect our position. Our patent rights and the patent rights of medical device companies in general, are uncertain and con include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues.

Competition

Generex Historical Business

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

HDS Diagnostics Business

The diagnostics industry is a multi-billion dollar international industry and is intensely competitive.  Many of our competitors are substantially larger and have greater financial, research, manufacturing and marketing resources.  Industry competition in general is based on the following:

  Scientific and technological Capability
  Proprietary know-how and intellectual protection
  The ability to develop and market products and processes
  The ability to obtain FDA or other regulatory clearances
  The ability to manufacture products that meet applicable governmental and NGO requirements
  The ability to manufacture products cost-effectively
  Access to adequate capital
  The ability to find and retain qualified personnel.

We believe our scientific and technological capabilities as well as our proprietary technology and know-how relating to our rapid tests, particularly for the development and manufacture of tests for the detection of antibodies to infectious diseases are, indeed, very strong and will allow us to compete in this market.

Competitors

Alere Inc.

Alere is our main competitor and one of the major player in RTDs for infectious diseases.  Alere markets the Alere HIV Combo Ag/Ab test, which uses the lateral flow technology patent.  Alere acquired the patent from Abbott over a decade ago.  Alere subsequently acquired Standard Diagnostics of Korea and Accon of China.

In early 2016, Abbott Laboratories agreed to acquire Alere for $5.8 billion.  However, Abbott recently started litigation to terminate the agreement.  In the event Abbott does acquire Alere, Alere would lose the potential marketing strength and international positioning of Abbott.

Standard Diagnostics

Standard Diagnostics was a state funded entity in South Korea established to build and expand into the international markets under its own brand until it was acquired by Inverness, the predecessor to Alere, in 2006.

With funding from Inverness for regulatory registrations and a previously established cassette product line, Standard was able to capture a strong market share of purchased for use in Africa with funding from WHO and the Global Fund. Currently, Standard is a strong competitor on an international basis, incorporating a cassette design into each of their products.

Chembio Diagnostic Systems, Inc.

Chembio Diagnostic Systems is a publicly traded diagnostic company that develops, manufactures and commercializes diagnostic solutions.  Chembio uses its patented Next Generation DPP (Dual Path Platform) technology that makes claims of significant advantages over the Alere’s lateral-flow technology.

It has continued building its product line and entered into US FDA approval for a rapid HIV test approved for professional use only in the United States.

Other Competition

There are a number of point-of-care strip manufacturer in China which serve the market in that country. As of yet most of these companies have not made a significant impact on the overall global market but could be considered as a future source of competition. As infectious diseases are epidemic and in the minds of the public, there will be more competitors coming into the market place. However, competition will be based upon the implementation of a cassette or a “dipstick” format.

Competitive Advantage

We believe our unique and simple EXPRESS product design delivers significant advantages over our competition.

Due to the potential infectious character of the whole blood test sample, our EXPRESS series of RDTs are designed to perform and deliver test results while sealed within the EXPRESS housing, carefully controlling the potentially infectious test sample. This design helps to increase our ability to control the possibility of cross-contamination.  Most of our competitors’ products, while inexpensive, are not as user-friendly, require substantially more training and have greater risk of cross- contamination. And, the simplicity of use of our EXPRESS platforms fits directly into the necessities of World Health Organization Rapid Disease Testing Algorithms and individual country disease reduction goals and priorities.

Our products are more intuitive and self-explanatory than our competitors making it easier and safer to use.  Our products require less training and education.  Each EXPRESS is configured to operate in the same way regardless of the type of disease being tested.

With ease of use, simple design and faster results, our products allow for more tests administered at the patient point of care level.

We will compete on the basis these advantages.  Most of our competitors’ products, while inexpensive, are not as user-friendly, require substantially more training and have greater risk of cross- contamination.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. Generex expended $467,382 in the fiscal year ended July 31, 2016 and $422,294 in the fiscal year ended July 31, 2017 on research and development related to its Buccal delivery products and Antigen’s immunotherapy products.  Due to lack of funding, we have not conducted any material research and development since October 2015.

HDS research and development expenditures were $617,000 in the 12 months ended July 31, 2017.  HDS research and development is primarily related to development of the EXPRESS II and testing of existing products for stability and accuracy and development of new test parameters.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last two fiscal years are presented in Note 15 in the Notes to Consolidated Financial Statements in this annual report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

Other than HDS employees, at July 31, 2017, we had no employees other than 6 officers. All of our previous employees have been laid off due to our inability to pay. We engage consultants from time to time to assist with financial recordkeeping and other tasks. As of July 31, 2017, HDS had 6 full time employees and 1 full time consultant.  Of these, 4 were engaged in development, regulatory compliance, laboratory validation and manufacturing, 1 in sales and 2 in professional or administrative activities.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing and government regulation. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We currently have no agreements in effect with any of our officers or other employees.

We use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, and in developing protocols for clinical trials. We also use non-employee consultants to assist us in business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. Loss of some of these key advisors could interrupt or delay development of one or more of our products or otherwise adversely affect our business plans.

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

Risks Related to Our Financial Condition

We will require additional financing to continue our operations after the current fiscal year and to carry out our strategic plans.

As of July 31, 2017, we believe our current cash position is sufficient to meet our working capital needs for the next twelve months, although we may not have sufficient reserves for contingencies. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2018. In addition, we do not have sufficient funds to carry out our strategic development plans Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures.

We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $445,720,566, at July 31, 2017. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria, the product candidates from Generex’s historical business are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2017.

To date, we have not been profitable and our accumulated net loss available to shareholders was $445,720,566 at July 31, 2017, and our consolidated balance sheet reflected a stockholders’ deficiency of $79,876,231 at that date. We received a report from our independent auditors for the year ended July 31, 2017 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

At July 31, 2012, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of the Form 10-K filed on October 15, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Our independent auditors issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting at July 31, 2012. We have not made a formal determination that our disclosure control and procedures are effective since that date.

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

Risks Related to Generex Technologies

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

Risks Related to Marketing of Generex’s Potential Products

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

We did not timely file our Annual Report for the year ended July 31, 2016 or our Quarterly Report for the quarter ended October 31, 2016, and therefore our common stock is no longer quoted on the OTCQB. Since being removed from the OTCQB, quotes for our common stock have only appeared on the OTCPINK. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares, and the liquidity of the market for our shares may be greatly reduced.

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

Because the shares of common stock registered under our S-1 registration statements have not been registered or qualified for resale under the securities laws of any state, an exemption from registration or qualification under state law is necessary for compliance with state securities laws. Generex has taken no steps to register or qualify, nor seek an exemption for, the resale of the shares of common stock under the securities laws of any state. The availability of exemptions will depend on the laws of the particular state in which a holder of the shares resides and the circumstances under which such holder seeks to sell the shares. If an exemption is not available but a resale of the shares is affected, state securities laws give state securities regulators authority to seek rescission (or cancellation) of transactions involving sales of securities that are not registered, qualified or exempted and, in some instances, authority to require restitution or disgorgement of profits from the sales of such securities and to impose statutory interest or penalties on disgorged amounts. While we are not aware of any state securities regulator taking action with respect to the resales of shares of our common stock, we cannot provide any assurance that regulators will refrain from taking such action in the future.

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

Our prior and future equity financing may dilute current stockholders and could prevent the acquisition or sale of our business.

On February 9, 2017, we entered into a Right to Shares Agreement with the holder of our Series G Convertible Preferred Stock pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock. The conversion was at effective price of $10.31 per share. The Company initially delivered 1,000 shares (on a post reverse split basis) pursuant to The Right to Shares Agreement. At the same time, the holder exercised Warrants through cashless exercise for an aggregate of 103,809 shares of Generex common stock. Pursuant to a Right to Shares Agreement, the remaining 33,939 shares of the Company’s common stock issued upon conversion of the preferred stock, together with the 103,809 Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder.

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

The delivery of the shares of common stock described above could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The delivery of those shares will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Risks Related to HDS’ Business

Risks related to our industry, business and strategy

Because we may not be able to obtain or maintain the necessary regulatory approvals for some of our products, we may not generate revenues in the amounts we expect, or in the amounts necessary to continue our business. Our existing products as well as our manufacturing facility must meet quality standards and are subject to inspection by a number of domestic regulatory and other governmental and non-governmental agencies.

All of HDS’ proposed and existing products are subject to regulation in the U.S. by the U.S. Food and Drug Administration, the U.S. Department of Agriculture and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacturing, labeling, distribution and marketing of our products. The process of obtaining required approvals or clearances varies according to the nature of, and uses for, a specific product. These processes can involve lengthy and detailed laboratory testing, human or animal clinical trials, sampling activities, and other costly, time-consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for that product. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product has been approved in another country.

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

We can manufacture and sell our products only if we comply with regulations and quality standards established by government agencies such as the FDA and the U.S. Department of Agriculture (“USDA”) as well as by non-governmental organizations such as the International Organization for Standardization (“ISO”) and WHO. We have implemented a quality control system that is intended to comply with applicable regulations. Although FDA approval is not required for the export of our products, there are export regulations promulgated by the FDA that specifically relate to the export of our products that require compliance with FDA quality system regulation and that also require meeting certain documentary requirements regarding the approval of the product in export markets. Although we believe that we meet the regulatory standards required for the export of our products, these regulations could change in a manner that could adversely impact our ability to export our products.

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

The initial "4th generation" Alere Determine® rapid test product that was also CE marked and that Alere launched internationally some years ago has not been successfully commercialized to the best of our knowledge and at least certain published studies were not favorable for this product.  However, the 4th generation product that is now FDA-approved was apparently modified as compared to the initial international version, and it may perform more satisfactorily.  Alere received FDA approval of this modified product in August 2013 and CLIA waiver for it in December 2014. Alere is also aggressively pursuing development of the market for this product.  Moreover, there is support by a number of key opinion leaders for the public health value of such 4th generation tests, and this product represents a significant competitive threat to Chembio as well as to each of the other rapid HIV test manufacturers (OraSure and Trinity primarily).

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

More generally, the point-of-care diagnostics industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  As new technologies become introduced into the point-of-care diagnostic testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product portfolio or develop new products.  We may not have the available time and resources to accomplish this, and many of our competitors have substantially greater financial and other resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which would materially harm our operating results.

Our use of third-party suppliers, some of which may constitute our sole supply source, for certain important product components presents a risk that could have negative consequences for other business.

A number of our components and critical raw materials are provided by third-party suppliers, some of which may be sole-source suppliers, which impacts our ability to manufacture or sell product if our suppliers cannot or will not deliver those materials in a timely fashion, or at all, due to an interruption in their supply, quality or technical issues, or any other reason. If this occurs, we could incur substantial expense and time to be able to reestablish the appropriate quality, cost, regulatory and market-acceptance circumstances needed for commercial success.  Even with the needed expense and time, we may not be able to reestablish any or all of these factors.  The absence of any one or more of these factors could prevent us from being able to commercially produce and market the affected product or products.

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

Our near term sales are difficult to predict in the uncertain status of pending orders and certain regulatory approvals, and the uncertain time until we have approval to sell in the US. We believe that underlying demand for HIV rapid testing in the United States remains strong, and that the restoration of some of the funding cutbacks from sequestration and the implementation of the Affordable Care Act and of the United States Preventive Services Task Force recommendations will have a positive impact on the development of the market.

However, development of new customers with this product is costly and time-consuming.

Currently, we are dependent on international sales of our products, since we have no products approved by the FDA for US sales. The nature of international business is such that it can be volatile from period to period, depending on ordering patterns of donor-funded programs.

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

If we are unable to increase our revenues from domestic and/or international customers, our operating results will be materially harmed.

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

Item 2. Properties.

HDS’ corporate offices, product development facilities, regulatory affairs offices, and laboratory and assembly facilities are contained in a 5,627 square foot facility in Miramar, Florida. The facility is leased through June 30, 2017, with a current monthly base rent of $4,134 plus taxes and expenses. The lease agreement is in process of renewal for additional 36 months, meanwhile HDS is renting on a month-to-month basis. Our facility is an FDA Registered Facility. Based on order size, delivery requirements and current orders in process, our Miramar facility can handle up to 4 million RTD devices, all of which are currently hand assembled. We have relationships with subcontractors to handle additional production requirements.

Generex currently uses spaces in HDS’s facility as its principal executive office. We also use a small space in Burlington, Ontario, Canada for an executive office. The rent is immaterial.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing form Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000, 84,000 warrants for Generex stock convertible at $2.50 per share, attorney’s fees and costs.  Generex management believes the Pharma Trials Financing is was not subject to the prohibitions because the representative of Pharma Trials was a director of Generex, and for other reasons.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Pink market, a tiered marketplace of the OTC Markets Group under the symbol "GNBT". Previously, our common stock was quoted on a higher tier of the OTC Markets Group, the OTCQB. Our common stock was removed from the OTCQB due to our failure to file SEC reports. Our common stock was listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) on June 5, 2003. On October 21, 2010, our common stock was delisted due to our failure to regain compliance with the $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2).  From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

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

	Sales/Bid Prices
	High	Low
Fiscal 2016
First Quarter	$16.40	$7.00
Second Quarter	$9.70	$4.70
Third Quarter	$8.30	$4.90
Fourth Quarter	$9.10	$5.00
Fiscal 2017
First Quarter	$8.40	$5.30
Second Quarter	$20.00	$2.00
Third Quarter	$20.00	$3.00
Fourth Quarter	$6.00	$2.70

As of September 25, 2017, there were approximately 327 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends on our common stock in the foreseeable future. Our outstanding Series I and Series H convertible preferred stock is not entitled to any special dividends. Each share of these two series of preferred stock is entitles to share in any dividends paid to the common stock holders, on an as-converted basis.

Sales of Unregistered Securities

We did not issue any securities in reliance upon Section 4(2) of the Securities Act in the fiscal quarter ended July 31, 2017.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Rule 10 b-18(a)(3) promulgated under the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2017.

Item 6. Selected Financial Data.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2017 and 2016. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2017 and the information discussed in Part I, Item 1A - Risk Factors.

Overview of Business

We have historically engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations. On January 18, 2017, we acquired a majority of the equity interests in Hema Diagnostic Systems, LLC (“Hema” or “HDS”). We have the right to acquire the remainder of the HDS equity interests for nominal consideration provided that the Generex stock and warrants issued to the HDS equity owners in connection with the initial acquisition have a specified value and we have registered for resale the Company’s shares issued to the HDS equity owners. is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. HDS manufactures and sells rapid diagnostic devices based upon our own proprietary EXPRESS technology as well as cassette devices based on customary designs used generally in the industry. We intend to focus on HDS’s business and in identifying other areas for expansion, but do not intend to discontinue our pre-Acquisition activities.

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2016 or 2017, nor are any expected to these countries during the remainder of calendar year 2017 or in calendar year 2018.

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

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2017.

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

HDS Diagnostic Products.

Our majority owned subsidiary, Hema Diagnostic Systems, is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. We manufacture and sell rapid diagnostic devices based upon our own proprietary EXPRESS technology as well as cassette devices based on customary designs used generally in the industry.

Since its founding, HDS has been developing and continues to develop an expanding line of Rapid Diagnostic Tests (RDTs) including those for the following infectious diseases such as Human Immunodeficiency Virus (HIV) – ½ w/p24Ab, tuberculosis-XT, malaria, hepatitis, syphilis, typhoid, dengue and other infectious diseases.

Today, we have developed a substantial line of RDT’s known as RAPID 1-2-3 HEMA® ready to “go-to-market.”

Due to the potential infectious character of the whole blood test sample, our Express series of RDTs are designed to perform and deliver test results while sealed within the Express housing, carefully controlling the potentially infectious test sample. This design helps to increase our ability to control the possibility of cross-contamination. Most of our competitors’ products, while inexpensive, are not as user-friendly allowing for increased user-error and requires substantially more training and have greater risk of cross-contamination.

We have been designing and engineering delivery systems that incorporate advanced technologies of rapid test strips for use in our Express series of devices and which yield a rapid response for point-of-care patient testing and treatment.

Each RDT incorporates an accurate test strip that has been striped with specific antigens or antibodies combined in a proprietary cocktail and then incorporated into an easy-to-use and user-friendly delivery system. The HDS delivery systems include our standard “cassette” design, our patented “Express” housing device as well as our new “Express II”.

Each system delivers its own advantages which enhance the use, application and performance of each diagnostic. This ease of use in the Express delivery systems ensure that our RDTs perform efficiently and effectively providing the most accurate and repeatable test results available while, at the same time, minimizing the transference of a potentially infected blood sample.

The Company maintains a Federal Drug Administration (FDA) registered facility in Miramar, Florida and is certified under both ISO9001 and ISO13485 for the Design, Development, Production and Distribution of the in-vitro devices. Approval of our HIV rapid test has been issued by the United States Agency for International Development (USAID). Additionally, some of our products qualified for and carry the European Union “CE” Mark, which allow us to enter into CE Member countries subject to individual country requirements. Currently, we have two malaria rapid tests approved under World Health Organization (WHO) guidelines. We anticipate that a third malaria test will be approved by the end of 2016. Our HDS products have also received registrations and approvals issued by other foreign governments. HDS is currently in the planning phase for entering into the newly announced, WHO “Pre-Qualified Approval” process for other HDS tests. This process allows expedited approval of rapid tests, reducing the current 24-30 month process down to approximately 6-9 months. WHO approval is necessary for our products to be used in those countries which rely upon the expertise of the WHO, as well as for NGO funding for the purchase of diagnostic products.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated deficit was $445,720,566 at July 31, 2017. As of July 31, 2017, we believe our current cash position is sufficient to meet our working capital needs for the next twelve months although we may not have sufficient reserves for contingencies. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2018. In addition, we do not have sufficient funds to carry out our strategic development plans Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.

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

During the fiscal year ended July 31, 2016, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. We did not extend any material resources on our buccal insulin or other oral delivery products in the fiscal year ended July 31, 2017 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal years ended July 31, 2017 and 2016, we did not expend any resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies due to our lack of cash. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the portion of the fiscal year ended July 31, 2017 subsequent to our acquisition of a majority interest, HDS expended $300,803 resources on research and development relating to its rapid diagnostic tests. HDS expects to expend resources on its rapid diagnostic test during the fiscal year ending July 31, 2018.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2016, approximately 47%% of our $467,382 in research and development expenses was attributable to insulin and platform technology development. We ceased all material research and development activities in the first quarter of fiscal 2016 due to lack of funds.

During the fiscal year ended July 31, 2016, approximately 53% of our $467,382 in research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal year ended July 31, 2017, none of our research and development expenses was attributable to Antigen's immunomedicine products.

During fiscal 2017, HDS expended $300,803 on research and development, for continuation development of its rapid diagnostic test.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations. As of July 31, 2017, there were no indications of any impairment of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. All of the Company’s patents were written down in the fiscal year ended July 31, 2016. There were patent write downs of $1,165,864 in the fiscal year ended July 31, 2016.

Inventory. HDS’ inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluate our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At July 31, 2017, there was no reserve for obsolescence.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of July 31, 2017 and July 31, 2016, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year ended July 31, 2017 Compared to Year ended July 31, 2016

We had a net loss for the year ended July 31, 2017 in the amount of $70,016,194 versus net loss of $3,223,109 in the prior fiscal year. The increase in net loss was primarily attributable to the change in fair value of contingent purchase consideration of $61,822,917 and a write-off of goodwill of $13,380,377 derived from the HDS acquisition. Our operating loss for the year ended July 31, 2017 decreased to $1,596,841 compared to $1,902,568 in the fiscal year 2016.  The decrease in operating loss resulted from a decrease in general and administrative expenses to $1,174,547 from $1,435,186 and research and development costs to $422,294 from $467,382. We did not have revenue in either of the years ended July 31, 2017 or 2016.

Our interest expense in the current fiscal year was $743,101 compared to the previous fiscal year $418,500. Change in fair value of derivative liabilities contributed a gain of $709,917 in the current fiscal year 2017 compared to a gain of $263,823 in the previous fiscal year 2016.

The decrease in research and development expenses in the year ended July 31, 2017 versus the comparative previous fiscal year is primarily due to our current efforts to reduce expenditures to conserve cash.

The net operating losses attributed to HDS for the period between January 18, 2017 and July 31, 2017 amount to $530,000, primarily from general and administrative expenses of $301,000 and research, development costs of $317,000 and interest income of $87,000 net of gain from forgiveness of a related party loan.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of July 31, 2017 and the date of this Annual Report on Form 10-K, our current cash position is sufficient to meet our working capital needs for the next twelve months. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2018. In addition, we do not have sufficient funds to carry out our strategic development plans. During fiscal 2016, we were required to lay-off all of our employees, our officers ceased receiving compensation. Certain officers began receiving compensation in June 2017. We will require additional funds to support our working capital requirements and any development or other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $4,000,000 during fiscal 2017 (including proceeds from warrant exercises, short term loans and the issuance of preferred stock), our cash balances have been low throughout fiscal 2017.

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

Equity Financings

Following is a summary of the equity-related financing activities that we have completed since the beginning of the 2015 calendar year.

Financing – March 2017

Series H Preferred Stock

On March 28, 2017, the Company entered into a securities purchase agreement with Pharma Trials, LLC pursuant to which the Company agreed to sell an aggregate of 109,000 shares of its newly designated non-voting Series H Preferred Stock (“Series H Preferred Stock”) and 6,000 shares of its newly designated Series I Preferred Stock (“Series I Preferred Stock”). Andrew Greene, a director of the Company and formerly its Chief Operating Officer, holds a 20% interest in Pharma Trails, LLC. Mr. Greene did not participate in the deliberations of the Company’s Board of Directors with respect to approval of the transactions contemplated by the securities purchase agreement.

The Series H Preferred Stock was scheduled to be sold in four tranches. At closing of the first tranche, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus Life Sciences, Inc., as an additional deposit under the Company’s letter of intent with Emmaus. The letter of intent with Emmaus was later terminated.

The closing of the sale of 6,000 shares of Series I Preferred Stock ($6,000,000) was to occur on April 17, 2017. Pharma Trials failed to close that sale, despite the Company being ready, willing and able to proceed. Under the securities purchase agreement, in the event Pharma Trails failed to purchase 100% of the shares of preferred stock at any given Closing, it lost its rights to purchase any other preferred stock. Our management made the determination that it was in the Company’s best interest to terminate Pharma Trial’s rights and on April 23, 2017 the Company notified Pharma Trials in writing that its rights to purchase additional shares were forfeit.

The Series H Preferred Stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $2.50 per share. An aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold at the initial closing. On the date of this filing, the Company has less than 1,450,000 shares of authorized and unissued shares of common stock. The Company is requesting stockholder approval of a proposal for an increase in the number of authorized shares of the Company’s common stock at a special meeting of the stockholders to be held in November 2017.

The Series H Preferred Stock does not have special dividend rights. If the Company pays dividends on its common stock, the holders of the preferred stock will receive dividends in the amount they would have received had they converted the preferred stock to common stock.

The conversion price of the preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

The securities purchase agreement and the certificate of designation authorizing the Series H Preferred Stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on the Company’s ability to amend its certificate of incorporation and bylaws in any manner that materially and adversely affects any rights of a preferred holder, prohibition on the Company’s authorizing or issuing any class of capital stock senior to the Series H in liquidation, and prohibition on the Company repurchasing more than a de minimis number of shares of its common stock or other junior securities.

The securities purchase agreement requires the Company to prepare an operating budget for the Company and its subsidiaries for the eighteen (18) month period commencing on July 1, 2017 and ending on December 31, 2018 and procure the written approval of the operating budget by the investor (or from each investor, if there is more than one investor), prior to the closing date for the third tranche of Series H Preferred Stock, June 30, 2017. The investor agreed not to unreasonably withhold or delay approval.

Series I Preferred Stock Issued to Directors to Satisfy Debt

Joseph Moscato, the Company’s President & CEO and a Director, and Lawrence Salvo, a Director, made personal unsecured cash advances to Company to permit it to pay the initial $500,000 deposit to Emmaus Life Sciences, Inc. under our Letter of Intent with Emmaus. Mr. Salvo and Mr. Moscato have made other advances to permit the Company to pay certain third party expenses in connection with the implementation of the Company’s repurposed business plan, including legal, accounting, transfer agent, Edgarization, and press release fees.

On April 26, 2017, our Board of Directors determined it appropriate to retire the Company’s indebtedness to Messrs. Moscato and Salvo by applying a 20% original issue discount to the aggregate amounts thereof and issuing shares of our Series I Convertible Preferred Stock in full and final satisfaction thereof.  The Board considered the 20% original issue discount a reasonable term as it is the same as original issue discount negotiated at arm’s length with an independent investor in March 2017. The 20% original issue discount means that the actual funds advanced by Messrs. Moscato and Salvo were 80% of the debt recognized and converted into Series I Preferred Stock. Following the Board’s decision, we issued the following shares:

a.	391 shares of Series I Preferred Stock to Mr. Moscato to retire indebtedness of $390,983.52; and

b.	399 shares of Series I Preferred Stock to Mr. Salvo to retire indebtedness of $399,363.22.

The $1,000 per share conversion ratio was based on the $1,000 per share cash price under the securities purchase agreement with Pharma Trails.

The Series I Preferred Stock issued to Mr. Salvo and Mr. Moscato has a special one-time voting right exercisable at the next meeting of the Company’s stockholders. The Series I Preferred Stock, as a class, will be entitled to cast a number of votes on such proposal equal to fifty percent (50%) of the total number of votes entitled to be cast at such meeting (determined as of the record date for such meeting) by all other outstanding shares of the Company’s capital stock

Mr. Salvo and Mr. Moscato have agreed in the securities purchase agreement to exercise the above rights in favor of (a) the election of Company management’s slate of directors, and (b) the Company’s proposal to increase the authorized number of shares of common stock, both as set forth in Company management’s proxy statement in respect of the first meeting of the Company’s stockholders to be held after the date hereof.

During the period commencing on the date upon which the Company’s stockholders have approved an increase in the authorized number of shares of common stock and ending on December 31, 2018, the holders of any shares issued upon conversion of the preferred stock have agreed to vote such shares in favor of Company management’s slate of directors.

Financing – March 2017

Convertible Note

On March 6, 2017, we entered into a Securities Purchase Agreement with the investor who previously held the Series G Convertible Preferred Stock. Pursuant to that agreement, the Company sold its Convertible Note due March 6, 2018 (“Note”) in the principal amount of $674,854.96. The purchase price of the Note was $562,379.13 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May 2016, $3,879.13 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. The remaining $112,475.83 of principal amount represented original issue discount.

Joseph Moscato, the Company’s CEO and Chairman, guaranteed the Company’s obligations under the Note and subordinated any debts the Company owes to him to the Company’s obligations under the Note.

The $500,000 net proceeds of the Note were paid directly on the Company’s behalf to Emmaus Life Sciences, Inc., as an additional deposit under the Company’s letter of intent with Emmaus Life Sciences, Inc.

Subject to certain ownership limitations, the Note was convertible at the option of the holder at any time into shares of the Company’s common stock at a conversion price of $0.01 per share.

We repaid the Note in cash on July 17, 2017 (with a $75,000 late-payment fee).

With very limited exceptions, the investor has a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by the Company during the 18 months following the closing of the transaction.

The Note and the shares of common stock underlying the Note, were offered privately pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933.

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

On February 9, 2017, we entered into a Right to Shares Agreement with the holder of all of the outstanding Series G Convertible Preferred Stock pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock. The conversion was at effective price of $10.31 per share. The Company initially delivered 1,000 shares (on a post reverse split basis) pursuant to The Right to Shares Agreement. At the same time, the holder exercised Warrants through cashless exercise for an aggregate of 103,809 shares of Generex common stock. Pursuant to the Right to Shares Agreement, the remaining 33,939 shares of the Company’s common stock issued upon conversion of the preferred stock, together with the 103,809 Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder.

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

Proceeds from Warrant Exercises

In the fiscal year ended July 31, 2017, all outstanding warrants were exercised. We received proceeds of $50,000 from a warrant exercise and issued 3,333 shares of common stock. The remainder for the warrants were cashless exercised.

In the fiscal years ended July 31, 2016, we received no proceeds from the exercise of outstanding warrants.

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

Cash Flows for the Year ended July 31, 2017

For the fiscal year ended July 31, 2017, we used $1,170,349 in cash to fund our operating activities. The use for operating activities included a net loss of $76,832,599, changes to working capital including an increase of $899,750 related to accounts payable and accrued expenses, a decrease of $83,544 related to forgiveness of debt from related party, and an increase related to other current assets of $94,376.

The use of cash was offset by non-cash expenses of $5,045 related to depreciation and amortization, $13,380,377 related to the loss on goodwill impairment, $61,822,197 related to the change in fair value of contingent purchase consideration, and amortization of debt discount of $252,700. There was also a non-cash gain of $709,917 related to the fair valuation of the derivative liabilities.

In the fiscal year ended July 31, 2017, we had net cash provided by investing activities of $12,363, representing cash received in acquisition of HDS.

We had cash provided by financing activities in the fiscal year ended July 31, 2017 of $4,035,949, which pertained primarily to proceeds from a loan by related party of $1,171,021, proceeds from issuance of debt in the amount of $503,879 and convertible preferred stock of $3,000,000, offset by the payment of the debt in the amount of $674,855.

Our net working capital at July 31, 2017 declined to negative $20,999,659 from negative $8,975,894 at July 31, 2016, which was attributed primarily to the proceeds of the Series H financing netted with loans from related parties.

Conversion of Outstanding Convertible Preferred Stock

As of July 31, 2017, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of July 31, 2017, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2017, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2017, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2017, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2017, 1,955 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 89,108,331 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 36,533,875 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2017, all of the 500 shares of our Series G 9% Convertible Preferred Stock had been converted into shares of our common stock. On February 9, 2017, we entered into a Right to Shares Agreement with the holder of our Series G Convertible Preferred Stock pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock. The conversion was at effective price of $10.31 per share. The Company initially delivered 1,000 shares (on a post reverse split basis) pursuant to The Right to Shares Agreement. At the same time, the holder exercised Warrants through cashless exercise for an aggregate of 103,809 shares of Generex common stock. Pursuant to a Right to Shares Agreement, the remaining 33,939 shares of the Company’s common stock issued upon conversion of the preferred stock, together with the 103,809 Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder.

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

Funding Requirements and Commitments

If we obtain necessary financing, we expect to expend resources towards additional acquisitions and regulatory approval and commercialization of Generex Oral-lyn™ and further clinical development of our immunotherapeutic vaccines.

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

Recently Issued Accounting Pronouncements

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15 and does not expect any material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and is considering early adoption of the standard. The update is effective for fiscal years beginning after December 15, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and is considering early adoption of the standard.

Item. 7A. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (“Generex”) and subsidiaries as of July 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, change in stockholders’ deficiency, and cash flows for the years then ended. Generex’s management is responsible for these consolidated financial statements and the financial statements schedule listing in the index under Item 15. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex as of July 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Canada

October 25, 2017

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2017	July 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$2,879,165	$16,899
Inventory, net	10,035	—
Other current assets	21,891	8,077
Total current assets	2,911,091	24,976
Property and equipment (Note 3)	573	1,298
Call option (Note 14)	4,237,829	—
Intangible asset (Note 14)	2,911,377	—
Patents, net (Note 4)	25,851	—
Other assets, net	7,824	—
TOTAL ASSETS	$10,094,545	$26,274

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,172,610	$8,950,870
Loans from related parties (Note 6)	13,738,140	—
Loan payable (Note 7)	—	50,000
Total Current Liabilities	23,910,750	9,000,870
Derivative warrant liability (Note 11 and 12)	—	2,048,846
Derivative additional investment rights liability (Note 11 and 12 and 14)	—	193,408
Warrants to be issued (Note 14)	66,060,026	—
Total Liabilities	89,970,776	11,243,124

Stockholders’ Deficiency (Note 11)
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and 120 issued shares at July 31, 2017 and July 31, 2016, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, -0- and 500 issued shares at July 31, 2017 and July 31, 2016, respectively	—	—
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 3,000 and -0- issued shares at July 31, 2017 and July 31, 2016, respectively	3	—
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 790 and -0- issued shares at July 31, 2017 and July 31, 2016, respectively	1	—
Common stock, $.001 par value; authorized 2,450,000 and 2,450,000 shares at July 31, 2017 and July 31, 2016, respectively; 1,068,101 and 908,541 issued and outstanding at July 31, 2017 and July 31, 2016, respectively	1,068	909
Common stock payable	2,168,951	—
Additional paid-in capital	368,409,627	363,687,741
Accumulated deficit	(445,720,566)	(375,704,372)
Accumulated other comprehensive income	783,150	798,872

Non-controlling interest	(5,518,465)	—

Total Stockholders’ Deficiency	(79,876,231)	(11,216,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$10,094,545	$26,274
Going Concern (Note 1)
Commitments & Contingencies (Note 9)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended July 31,
	2017	2016
Operating expenses
Research and development	$422,294	$467,382
General and administrative	1,174,547	1,435,186
Total operating expenses	1,596,841	1,902,568

Operating Loss	(1,596,841)	(1,902,568)

Other Income (Expense):
Impairment of patents (Note 4)	—	(1,165,864)
Interest expense	(743,101)	(418,500)
Changes in fair value of contingent purchase consideration (Note 14)	(61,822,197)	—
Impairment of goodwill (Note 14)	(13,380,377)	—
Change in fair value of derivative liabilities (Note 11, 12)	709,917	263,823

Net (Loss)	(76,832,599)	(3,223,109)

Net (loss) attributable to noncontrolling interests	(6,816,405)	—

Net (Loss) Available to Common Stockholders	$(70,016,194)	$(3,223,109)

Net (Loss) per Common Share (Note 10)
Basic	$(70.92)	$(3.69)
Diluted	$(70.92)	$(3.69)

Shares Used to Compute (Loss) per Share (Note 10)
Basic and diluted	987,288	873,309

Other Comprehensive Income:
Net (Loss)	$(70,016,194)	$(3,223,109)
Change in foreign currency translation adjustments	(15,722)	(9,865)
Comprehensive Loss Available to Common Stockholders	$(70,031,916)	$(3,232,974)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock			Common Stock
	Shares	Amount		Shares		Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2015	1,170	$—		825,496		$826	$—	$363,381,380	$(372,481,263)	$808,737	$(8,290,320)	$—	$(8,290,320)
Issuance of common stock in exchange for services	—	—		300		—	—	4,500	—	—	4,500	—	4,500
Issuance of common stock upon conversion of preferred stock	(550)	—		36,667		37	—	(37)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—		20,139		20	—	148,480	—	—	148,500	—	148,500
Exercise of stock options for cash	—	—		25,939		26	—	(26)	—	—	—	—	—
Issuance of stock options for compensation liabilities	—	—		—		—	—	123,147	—	—	123,147	—	123,147
Issuance of stock options as compensation	—	—		—		—	—	30,297	—	—	30,297	—	30,297
Net loss	—	—	#	—		—	—	—	(3,223,109)	—	(3,223,109)	—	(3,223,109)
Currency translation adjustment	—	—		—		—	—	—	—	(9,865)	(9,865)	—	(9,865)
Balance at July 31, 2016	620	—	#	908,541	#	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(620)	—		41,333	#	41	—	(41)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	#	19,529	#	20	—	167,380	—	—	167,400	—	167,400
Exercise of warrants for cash	—	—		3,333	#	3	—	49,997	—	—	50,000	—	50,000
Cashless exercise of warrants	—	—		31,195	#	31	1,071,851	460,455	—	—	1,532,337	—	1,532,337
Issuance of common stock for acquisition	—	—		53,211	#	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Issuance of series H preferred stock for cash	3,000	3		—		—	—	2,999,997	—	—	3,000,000	—	3,000,000
Issuance of series I preferred stock for conversion of debt	790	1		—		—	—	790,346	—	—	790,347	—	790,347
True-up rounding shares for reverse stock split	—	—		10,958		11	—	(11)	—	—	—	—	—
Noncontrolling interest	—	—		—		—	—	—	—	—	—	1,297,940	1,297,940
Net loss	—	—		—		—	—	—	(70,016,194)	—	(70,016,194)	(6,816,405)	(76,832,599)
Currency translation adjustment	—	—		—		—	—	—	—	(15,722)	(15,722)	—	(15,722)
Balance at July 31, 2017	3,790	$4		1,068,100		$1,068	$2,168,951	$368,409,627	$(445,720,566)	$783,150	$(74,357,766)	$(5,518,465)	$(79,876,231)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(76,832,599)	$(3,223,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,045	265,210
Common stock issued for services rendered	—	4,500
Write-off of patents	—	1,165,864
Issuance of stock options as compensation	—	27,344
Common stock issued for interest on convertible debentures and preferred stock	—	148,500
Loss on goodwill impairment	13,380,377	—
Changes in fair value of contingent purchase consideration	61,822,197	—
Loss on disposal of property and equipment	1,276	—
Amortization of debt discount	252,700	—
Forgiveness of debt from related party	(83,554)	—
Change in fair value of derivative liabilities	(709,917)	(263,823)
Changes in operating assets and liabilities:
Accounts receivable	980	—
Inventory	11,106	—
Accounts payable and accrued expenses	899,750	1,056,955
Other current assets	77,660	43,076
Other assets	4,630	—
Net cash (used) in operating activities	(1,170,349)	(775,483)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	(4,000,000)	—
Return of investment	4,000,000	—
Cash received in acquisition of a business	12,363	—
Net cash provided by investing activities	12,363	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	1,171,021	—
Repayment of loan to related party	(14,096)	—
Proceeds from issuance of long-term debt	—	50,000
Proceeds from convertible note payable	503,879	—
Repayment of convertible note payable	(674,855)	—
Proceeds from exercise of stock options	—	2,952
Proceeds from issuance of preferred stock	3,000,000	—
Proceeds from exercise of warrants	50,000	—
Net cash provided by financing activities	4,035,949	52,952

Effects of currency translation on cash and cash equivalents	(15,698)	(10,535)

Net increase (decrease) in Cash and Cash Equivalents	2,862,266	(733,066)

Cash and Cash Equivalents, Beginning of Year	16,899	749,965

Cash and Cash Equivalents, End of Year	$2,879,165	$16,899

Supplemental Disclosure of Cash Flow Information
Payment of note by issuance of convertible note payable	$50,000	$—
Issuance of stock options to satisfy compensation liabilities	$—	$123,147
Cashless exercise of warrants	$1,532,337	$—
Conversion of debt from related party	$790,347	$—
Common stock issued for make whole payments	$167,400	$—
Issuance of round up shares	$11	$—
Conversion of series F 9% convertible preferred stock to common stock	$8	$—
Conversion of series G 9% convertible preferred stock to common stock	$33	$—
Shares issued for acquisition of a business	$1,350,916	$—

The accompanying notes are an integral part of these consolidated financial statements

Generex Biotechnology Corporation

Notes to the Consolidated Financial Statements

July 31, 2017 and 2016

Note 1 –Organization of Business and Going Concern:

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

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), a Florida limited liability company established in December 2000 to market and distribute rapid test devices including infectious diseases. Since 2002, HDS has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $446 million and a working capital deficiency of approximately $21 million at July 31, 2017. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the balance sheet date. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The subsidiaries included in the Company’s consolidated financial statements are: Generex Pharmaceuticals, Inc.; Generex (Bermuda), Inc.; Antigen Express, Inc.; 1097346 Ontario, Inc.; Hema Diagnostics Systems, LLC; Hema Diagnostics Systems Panama S.A.; Rapid Medical Diagnostics Corporation.

Provided, however, that in the event that the Purchasers fail to purchase 100% of the shares of Preferred Stock at any given Closing (other than the Closing Series H Tranche One) notwithstanding that the Company is ready, willing, and able to effect such Closing in accordance with the terms and conditions of this Agreement (a “Failure to Purchase Event”), then: (i) the Purchasers’ entitlement to purchase any Preferred Stock in respect of that Closing and any and all subsequent Closings under this Agreement is forfeit in total, (ii) the Company shall have no obligation to issue any further Securities to the Purchasers under this Agreement, and (iii) the Company shall have no recourse against the Purchasers, at law or in equity, in respect of such Failure to Purchase Event. For greater certainty, any securities that would otherwise have been issuable by the Company to the Purchasers but for the Failure to Purchase Event shall not be Securities (as that term is defined in this Agreement) and the Company shall have no registration obligation in respect thereof under the Registration Rights Agreement.

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

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. The Company periodically evaluates its inventory for any obsolete or slow moving items based on production lot number and advances in production design or technology. Any inventory determined to be obsolete or slow moving inventory is written down to its net realizable value.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations and comprehensive loss in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003 and the acquisition of HDS in January 2017.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off.  In the fiscal year ended July 31, 2016, the Company recorded a write down of $1,165,864 on the Company’s patents.

In-process Research & Development:

The costs of in-process research and development (“IPR&D”), related to the Company’s business combination with HDS, were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired.

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

Derivative Warrant Liability

The Company’s derivative warrant instruments are measured at fair value using the binomial valuation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.”

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2017 and 2016, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

Foreign Currency Translation

The functional and reporting currency of the Company and most of its subsidiaries is the United States Dollar. One subsidiary, Generex Pharmaceuticals, Inc., has a functional currency of the Canadian Dollar. Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at an average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from its functional currency to the Company’s functional currency are recorded in the other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses, call option, warrants to be issued, derivative warrant liability, derivative additional investment right liability, loans payable and loans from related parties. All of these items, except of the call option, derivative warrant liability, derivative additional investment right liability and warrants to be issued, were determined to be Level 1 fair value measurements. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses and the loans from related parties approximate their respective fair values because of the short maturities of these instruments. The call option, derivative warrant liability, derivative additional investment right liability and warrants to be issued, were determined to be Level 2 fair value measurements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15 and does not expect any material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and is considering early adoption of the standard. The update is effective for fiscal years beginning after December 15, 2017. The adoption is not expected to have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements and is considering early adoption of the standard.

 Note 3 - Property and Equipment:

 The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2017	2016
Equipment	$82,602	$—
Leasehold Improvements	40,445	—
Furniture and Fixtures	1,402	10,900
Less: Accumulated depreciation	123,876	9,602
Property and Equipment, net	$573	$1,298

Depreciation expense related to property and equipment amounted to $3,675 and $1,517 for the years ended July 31, 2017 and 2016, respectively.

 Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

Beginning balance as of August 1, 2015	$1,430,016
Additions	17,742
Less: Amortization expense	281,894
Write-off due to abandonment	(1,165,864)
Patents, net as of July 31, 2016	—
Net patents acquired during acquisition of HDS	27,221
Less: Amortization expense	1,370
Patents, net as of July 31, 2017	$25,851
Weighted average life	9 years

Amortization expense amounted to $1,370 and $281,894 for the years ended July 31, 2017 and 2016, respectively. During the year ended July 31, 2016, the Company wrote off patents with a net book value of $1,165,864 as the patents had been abandoned or were no longer being used.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax (losses) arising from domestic operations (United States) were $(76,823,599) and $(1,374,725) for the years ended July 31, 2017 and 2016, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(869,116) and $(504,101) for the years ended July 31, 2017 and 2016, respectively. As of July 31, 2016, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $200 million, which expire in 2018 through 2036, in Generex Pharmaceuticals Inc. of approximately $34.7 million, which expire in 2018 through 2036, and in Antigen Express, Inc. of approximately $31.3 million, which expire in 2018 through 2036. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2017 and 2016, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2017	2016
Net operating loss carryforwards	$88,428,273	$86,895,338
Other temporary differences	4,132,264	150,004
Intangible assets	—	—
Total Deferred Tax Assets	92,560,537	87,045,342
Valuation Allowance	(92,560,537)	(86,678,987)
Deferred Tax Liabilities
Intangible assets	(-)	(366,355)
Other temporary differences	—	—
Total Deferred Tax Liabilities	—	—
Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2017 and 2016 is as follows:

	July 31,
	2017	2016
Federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	—	4
Non-deductible or non-taxable items	27	(3)
Other temporary differences	(1)	26
Change in valuation allowance	8	7
Effective tax rate	—%	—%

As of July 31, 2017, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the years presented. Generally, tax years 2014 to 2017 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2009 to 2017 remain open to examination by the Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 6 - Loans from Related Parties

On January 16, 2017, Joseph Moscato, Chief Executive Officer and director (“Moscato”), and Lawrence Salvo, Senior Vice President and director (“Salvo”), each made an unsecured $250,000, non-interest bearing, advances to the Company, $500,000 in the aggregate, which the Company paid to Emmaus Life Sciences, Inc. pursuant to the Emmaus Letter of Intent (“Emmaus LOI”) (see Note 9). Both Moscato and Salvo made other advances ($75,820 and $82,803, respectively) to permit the Company to pay certain third party expenses in connection with the implementation of the Company’s repurposed business plan, including legal, accounting, transfer agent, Edgarization, and press release fees. On April 27, 2017, the Company converted 100% of such advances, $658,622 in the aggregate (the “Moscato – Salvo Advances”) into 790 shares of Series I preferred stock (see Note 11).

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bearing no interest thereafter. Upon acquisition of HDS by the Company (see Note 14), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 14) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. From January 19, 2017 through July 31, 2017, the loan principal increased by $498,303. As of July 31, 2017, the outstanding principal balance was $13,738,140.

Note 7 – Loan Payable

In May 2016, the Company borrowed $50,000 from a lender (“Demand Note”). This unsecured note bore interest at 9% per annum and was due on demand. In March 2017, this note was cancelled upon issuance of a new convertible note payable (See Note 8).

Note 8 – Convertible Note Payable

On March 6, 2017, Generex entered into a Securities Purchase Agreement with Alpha Capital Anstalt (“Alpha”), pursuant to which the Company agreed to issue a Convertible Note due March 6, 2018 (“Convertible Note”) in the principal amount of $674,855. This Convertible Note bore no interest, except in the event of a default, in which the default interest rate was 15% per annum. Consideration received for the Convertible Note was $562,379, comprised of $500,000 in cash (paid directly to Emmaus Life Sciences, Inc. pursuant to the Emmaus LOI (see Note 9)), the cancellation of a $50,000 Demand Note the Company had issued to the investor in May 2016 (See Note 7), $3,879 in accrued interest on the Demand Note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. This Convertible Note was convertible, at the option of the holder, at any time, into shares of common stock at a conversion rate of $10.00 per share. Upon issuance, the Company recorded a debt discount of $120,976, consisting of $112,476 original issue discount and $8,500 of legal fees, to be amortized over the term of the Convertible Note. The Convertible Note included a provision stating that if the Company failed to timely consummate the transaction with Emmaus Life Sciences, Inc. pursuant to the Letter of Intent, the Note would become immediately due and payable, On May 30, 2017, the Company received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent. In July 2017, the principal balance of the Convertible Note was fully repaid. In addition, the Company agreed to pay a late fee of $75,000 to Alpha, of which $27,000 remains due as of July 31, 2017 and is included in accounts payable and accrued expenses. For the year ended July 31, 2017, amortization of debt discount was $120,976 utilizing effective interest rate of 19.91%.

Note 9 - Commitments and Contingencies:

Emmaus LOI

On January 16, 2017, the Company and Emmaus Life Sciences, Inc. (“Emmaus”) entered into a letter of intent (“LOI”) contemplating that the Company will acquire a controlling interest in the outstanding capital stock of Emmaus for a total consideration of $225,000,000 in cash and Generex stock. The purchase price for shares of stock of the Emmaus Shares will consist of $10,000,000 in cash and $215,000,000 worth of shares of the Company’s common stock (“Company Shares”). The Company paid an aggregate $4,000,000 in cash deposits to Emmaus under the LOI. On May 16, 2017, the LOI was terminated and Emmaus repaid the $4,000,000.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  Generex management believes the Pharma Trials, LLC Financing was not subject to the prohibitions because the representative of Pharma Trials, LLC was a director of Generex, and for other reasons.

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

Note 10 - Net (Loss) / Income Per Share (“EPS”):

Basic EPS and diluted EPS for the years ended July 31, 2017 and 2016 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 1,534,095 and 456,010 incremental shares, have been excluded from the respective 2017 and 2016 computation of diluted EPS as they are anti-dilutive.

Note 11 - Stockholders’ Deficiency:

Common Stock

On January 18, 2017, the Company issued 53,211 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 230,000 shares of common stock upon the conclusion of the Company’s reverse stock split. As at year end the shares have yet to be issued.

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

On February 9, 2017, the Company offered all current warrant holders an option to exercise immediately all outstanding common stock purchase warrants on a cashless basis at a reduced exercise price of $7.40 per share from $15.00 per share. The Company agreed to issue a total of 103,809 shares of common stock in connection with the exercise of 314,649 warrants in connection with the following outstanding warrants:

	Warrants Exercised	Shares Agreed to be Issued
Series C 9% Convertible Preferred Stock	10,000	3,299
Series D 9% Convertible Preferred Stock	16,649	5,492
Series E 9% Convertible Preferred Stock	119,667	39,481
Series F 9% Convertible Preferred Stock	138,333	45,639
Series G 9% Convertible Preferred Stock	30,000	9,898
	314,649	103,809

As of the date of this filing, 31,195 shares have been issued and 72,614 shares remain to be issued resulting in additional common stock payable $1,071,851 as of July 31, 2017.

Warrants

As of July 31, 2016, the Company had 383,877 warrants with a current exercise price of $15 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants. The conversion price for all previously outstanding warrants was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the total number of previously outstanding warrants increased from 239,788 to 479,577, in addition to the 33,333 warrants issued in the financing.

During the year ended July 31, 2016, 129,033 warrants, which had an exercise price of $15 per warrant, expired. There were no warrants exercised for the fiscal year ended July 31, 2016. The outstanding warrants at July 31, 2016 have a weighted average exercise price of $15 per share and have a weighted average remaining life of 2.1 years.

As of July 31, 2016, there were a total of 383,877 warrants with an estimated fair value of $2,048,846, which were identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

During the year ended July 31, 2017, 65,896 warrants expired. There were 3,333 warrants exercised at an exercise price of $15.00 per share with proceeds of $50,000 for the year ended July 31, 2017 and 314,649 warrants were exercised on a cashless basis at a reduced exercise price of $7.40 issuing 103,809 shares of common stock.  As of July 31, 2017, there are no warrants issued or outstanding.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 12 - Derivative Liabilities.

Series A, B, C, D, E, F, and G 9% Convertible Preferred Stock

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $15.00 per share (Note: The conversion price for the Series F Convertible Preferred Stock was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and in February 2017, the Company adjusted exercise further to $7.40 and all remaining outstanding warrants were exercised). Prior to conversion, the warrants, were entitled to accrue a 9% dividend until the third-year anniversary of the issuances. On each one-year anniversary thereafter, such dividend rate increased by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and June 30, 2015, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series F and G convertible preferred stock was converted prior to March 27, 2017 and June 24, 2018, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock was subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price was also to be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock were entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock were entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. The conversion price for the Series F Convertible Preferred Stock was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock on June 24, 2015 and the number of common shares underlying the 838 Series F Convertible Preferred Stock outstanding at that date increased from 27,942 to 55,883 and the exercise price further adjusted from $15.00 to $7.40 during February 2017.

In conjunction with the issuance of the Series F convertible preferred stock in March 2014 and the issuance of the Series G convertible preferred stock in June 2015, the Company also issued 69,167 and 33,333 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants are exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $15.00 per share of common stock (Note: The conversion price for the warrants issued in the Series F Convertible Preferred Stock financing was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the number of warrants increased from 69,167 to 138,333; and in February 2017, the Company adjusted exercise further to $7.40 and all remaining outstanding warrants were exercised). Prior to conversion, the exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, was subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise could have been also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders had been entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders could have been entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. Until such time that these warrants were exercised, these warrants had been classified as derivative liabilities and are described further in Note 12 - Derivative Liabilities.

In addition, until the first anniversary date of the March 2014 securities purchase agreement and the first anniversary of the August 19, 2015 shareholder approval of the increase in authorized stock, respectively, each investor had the right, in its sole determination, to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000 and $500,000, respectively, which units would have had terms identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 and June 2015 closings. These additional investment rights of the investors had been classified as derivative liabilities and are described further in Note 12 - Derivative Liabilities. The March 2014 additional investment rights expired on March 27, 2015 and none have been exercised. The June 2015 additional investment rights expired on August 19, 2016 and none had been exercised up to that date.

As of July 31, 2017, 2,075 of the Series F convertible preferred stock had been converted to common stock. There were 97,108 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 40,769 shares of common stock issued as “make-whole payments” on such conversions. As of July 31, 2017, 500 of the Series G convertible preferred stock had been converted to common stock. There were 33,333 shares of common stock issued upon the conversion of the Series G convertible preferred stock and 15,294 shares of common stock issued as “make-whole payments” on such conversions. As of July 31, 2017, there were no shares of Series F and Series G convertible preferred stock outstanding.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $55,000, from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of comprehensive (loss) / income for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 12 - Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,065)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing. The remaining balance as of July 31, 2017 and July 31, 2016, after all conversions, are $-0- and $32,400, respectively, and is included in Accounts Payable and Accrued Expenses.

Accounting for proceeds from the Series G convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $25,000, from the Series G convertible preferred stock financing in June 2015 were $475,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended July 31, 2015 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 12 - Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$475,000
Derivative warrant liability fair value	(354,535)
Derivative additional investment rights fair value	(285,048)
Other issuance costs (finders’ fee)	(40,000)
Make whole payments liability	(135,000)
Deemed dividend	$(339,583)

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing. The remaining balance as of July 31, 2017 and 2016, after all conversions, are $-0- and $135,000, respectively, and is in Accounts Payable and Accrued Expenses.

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

The Series I Preferred Stock have a special one-time voting rights that provide at the first meeting of the Company’s stockholders following the initial issuance of the Preferred Stock, and all adjournments of such meeting, the Preferred Stock shall be entitled to vote on (i) the election of individuals to serve as members of the Board of Directors, and (ii) any proposal to increase the authorized number of shares of Common Stock. The Preferred Stock, as a class, shall be entitled to cast a number of votes on such proposal equal to fifty percent (50%) of the total number of votes entitled to be cast at such meeting (determined as of the record date for such meeting) by all other outstanding shares of the Company’s capital stock. Each share of Preferred Stock shall be entitled to cast a number of votes equal to the aggregate number determined pursuant to the last sentence divided by one thousand (1,000).

At closing of the first tranche on March 28, 2017, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. An aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold as of July 31, 2017.

On April 17, 2017, the Purchaser failed to close the sale of Series I Preferred Stock despite the Company being ready, willing and able to proceed and the Company terminated the Purchaser’s rights on April 23, 2017. Under the Securities Purchase Agreement, in the event the Purchaser fails to purchase 100% of the shares of Preferred Stock, the Company can decline to sell any further securities to the Purchaser. On April 23, 2017 the Company notified the Purchaser in writing that its rights to purchase additional shares were forfeit.

Conversion of Debt to Officers into Series I Preferred Stock

On April 27, 2017, the Company converted the “Moscato – Salvo Advances” (Note 6) after applying a 20% original issue discount, the same as the original issue discount negotiated at arm’s length with Alpha on March 6, 2017. Moscato converted $390,984 (including $65,164 original issue discount) into 391 shares of Series I Convertible Preferred Stock. Salvo converted $399,363 (including $66,560 original issue discount) into 399 shares of Series I Convertible Preferred Stock. The total original issue discount was $131,724 and was recorded as amortization of debt discount.

Note 12 - Derivative Liabilities:

Derivative warrant liability

As of July 31, 2016, the Company had warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at July 31, 2017 and July 31, 2016 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

There are no derivative warrants outstanding at July 31, 2017.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $516,509 within the Company’s consolidated statements of operations for the year ended July 31, 2017 and a gain of $314,569 within the Company’s consolidated statements of operations and comprehensive loss for the year ended July 31, 2016, which are included in the consolidated statement of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at July 31, 2017 and July 31, 2016 were $0 and $2,048,846, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from July 31, 2016 until July 31, 2017:

	Value	No. of Warrants
Balance at July 31, 2015 - Derivative warrant liability	$2,363,415	512,911
Forfeited or expired	(455,573)	(129,033)
Increase in fair value of derivative warrant liability	141,004	n/a
Balance at July 31, 2016 - Derivative warrant liability	2,048,846	383,878
Forfeited or expired	(240,906)	(65,896)
Warrants exercised	(1,532,336)	(317,982)
Decrease in fair value of derivative warrant liability	(275,604)	n/a
Balance at July 31, 2017 - Derivative warrant liability	$—	—

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2016. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2016 fair value calculations were as follows:

July 31, 2016
Current exercise price	$15.00
Time to expiration	2.1 years
Risk-free interest rate	0.76%
Estimated volatility	101%
Dividend	—
Stock price at year end	$8.00

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability derived from the issuance of Preferred stock financing Series G shares (Note 11) to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The series F additional investment rights expired in March 2015. The series G additional investment rights expired in August 2016. As all additional investment rights have expired, their value at July 31, 2017 was $nil (July 31, 2016 - $193,408).

The key inputs used in the fair value calculation at July 31, 2016 were as follows:

July 31, 2016
Underlying number of units of convertible preferred stock	500
Underlying number of units of warrants	33,333
Current exercise price of warrants	$15.00
Current conversion price of preferred stock	$15.00
Time to expiration	0.05 years
Risk-free interest rate	0.38%
Estimated volatility	13%
Dividend	-0-
Stock price at year end	$8.00

The revaluation of the additional investment rights in the year ended July 31, 2017 and 2016, resulted in the recognition of a gain of $193,408 and a loss of $50,746, respectively. The respective gains are recorded within the Company’s consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”.

Note 13 - Stock-Based Compensation:

Stock Option Plans

As of July 31, 2017, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At July 31, 2017, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2017 and 2016 amounted to $-0- and $30,297 respectively, and were charged to the consolidated statements of operations and comprehensive loss.  In addition, during 2016 the Company issued 15,393 stock options in satisfaction of deferred compensation amounts totaling $123,147 owing to executives at that time. Share-based employee compensation related to common stock grants for the years ended July 31, 2017 and 2016 amounted to $-0- for both fiscal years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value of any option grants in the fiscal years ended July 31, 2017 and 2016. Instead, the grants were valued at the amount of deferred compensation owed to each such individual.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2015	30,233	$50.00
Granted	18,345	$1.00
Forfeited or expired	(3,000)	$280.00
Exercised	(25,939)	$1.00
Outstanding - July 31, 2016	19,639	$30.00
Forfeited or expired	(1,544)	$1.00
Outstanding - July 31, 2017	18,095	$31.02
Exercisable - July 31, 2017	18,095	$31.02

The 18,095 outstanding options at July 31, 2017 had a weighted average remaining contractual term of 1.11 years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the fiscal year ended July 31, 2017. As of July 31, 2017, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

During the year ended July 31, 2016, the Company granted 18,345 options to executives, employees and directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The stock options had an exercise price equal to $1 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the dates of the grants and expire on the fifth anniversary of the respective dates of grant. The grants were valued at the amount of deferred compensation owed to each such individual. The Company did not grant any options during the twelve months ended July 31, 2017.

The following table summarizes information on stock options outstanding at July 31, 2017:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00	17,245	$1.00	1.04	69,843
$640.00	850	$640.00	2.61	-
	18,095	$31.02	1.11	$69,843

	For the Years Ended July 31,
	2017	2016
Aggregate Intrinsic Value of Options Exercised	$-0-	$363,151
Cash Received for Exercise of Stock Options	$-0-	$2,952

The intrinsic value is calculated as the difference between the market value as of July 31, 2017 and 2016 and the exercise price of the shares on the respective dates. The market values as of July 31, 2017 and 2016 were $5.05 and $79.00, respectively, based on the high and low bid information for July 31, 2017 and 2016.

Note 14 - Acquisition of Hema Diagnostics Systems, LLC

On January 18, 2017, the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), pursuant to the Acquisition Agreement. At closing, the Company acquired 4,950 of HDS’s 10,000 previously outstanding limited liability company units in exchange for 53,191 shares of Generex common stock valued at $253,721, plus 20 shares of Generex common stock issued to HDS in exchange for 300 new limited liability company units. The Acquisition Agreement also provides the Company with a call option to acquire the remaining 49% of HDS and a retirement of HDS shareholder loans in the amount of $13,431,706 (including interest) (the “Call Option”) for the aggregate purchase price of $1.

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

Fair Value of the HDS Assets

The intangibles assets acquired include In–Process Research & Development (“IPR&D”). The Fair Value of the IPR&D intangible asset using an Asset Cost Accumulation methodology as of January 18, 2017 (the “Valuation Date”) was determined to be $2,911,377.

The net purchase price of HDS was determined to be as follows:

	Stock Price at Closing	Shares	Fair Value
Purchase price:
Common Stock at closing	$4.77	53,191	$253,721
Common Stock after closing	$4.77	20	95
Common Stock post reverse stock split	$4.77	230,000	1,097,100
Total purchase price			$1,350,916

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant has been issued by the Company until such time that an increase in authorized capital has been approved. At the time of closing, Management was not of the opinion that it is more likely than not that the warrant will be issued and the Call Option will be exercised, accordingly no values have been attributed to the warrant and Call Option at closing. During the current year, management made a redetermination and estimated that it was more likely than not that the shareholder approval to increase authorized share capital would be obtained and the Call Option will be exercised. Accordingly, management recorded the fair value of the warrant of $66,060,026 as a liability and the Call Option of $4,237,829 as an asset as of July 31, 2017. The change in the fair value of the contingent purchase consideration of $61,822,197 is recorded in the consolidated statements of operations and comprehensive loss.

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of July 31, 2017. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

July 31, 2017
Exercise price	2.50
Time to expiration	4.47 years
Risk-free interest rate	1.84%
Estimated volatility	122.7%
Dividend	—
Stock price at valuation date	$5.05

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of July 31, 2017. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

July 31, 2017
Risk-free interest rate	1.34%
Estimated volatility	143.9%
Remaining Term	2.47
Stock price at valuation date	$5.05

19
67

The preliminary purchase price allocation of HDS was determined to be as follows:

Cash and cash equivalents		12,363
Accounts receivable, net		980
Inventory, net		21,141
Other current assets		91,474
Property and equipment, net		4,249
Other assets, net		39,675
Accounts payable and accrued expenses		(489,390)
Loan to related parties		(13,323,391)
Net assets of HDS		(13,642,899)
Non-controlling interest		(1,297,939)
In-Process Research & Development		2,911,377
Goodwill		13,380,377
Total Purchase Price	51% Ownership	$1,350,916

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the results of our operations for the years ended July 31, 2017 and 2016 as if HDS was acquired on August 1, 2015. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisitions been consummated on August 1, 2015.

	Year ended July 31,
	(unaudited)
	2017	2016
Net revenue	$3,395	$18,698
Net (Loss)	$(2,254,073)	$(4,336,843)
Net (Loss) per Common Share - basic and diluted	$(2.28)	$(4.97)

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2016	$—	$—	$—
Acquisition of HDS	16,291,754	13,380,377	2,911,377
Current year amortization	—	—	—
Impairment of goodwill	(13,380,377)	(13,380,377)	—
Balance as of July 31, 2017	$2,911,377	$—	$2,911,377

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $13.4 million as of the date of the acquisition. The Company conducted an impairment assessment of goodwill and determined that the goodwill was fully impaired.

Note 15 - Segment Information:

The Company follows FASB ASC Topic 815 which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in financial reports. This Topic also establishes standards for related disclosures about products and services, geographic areas, and major customers.

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

	2017	2016
Identifiable Assets
Canada	$2,881,326	$25,930
United States	7,213,219	344
Total	$10,094,545	$26,274

 Note 16 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued and identified the following for disclosure:

Since July 31, 2017, the former majority shareholder of HDS has made further advances and/or loans to HDS totaling $94,000 as of the date of this filing.

On August 24, 2017, the Company and Core Tech Solutions, Inc. (“Core Tech”) entered into a letter of intent (“LOI”) contemplating Company’s acquisition of a controlling interest of the outstanding capital stock of Core Tech for a total consideration of $15,000,000 in accordance with the terms and conditions therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer who is performing the functions of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer has concluded that, as of July 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 31, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management did not evaluate the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017.

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

Item 9B - Other Information.

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS OF GENEREX

Name	Age	Position Held with Generex	Director Since
Joseph Moscato	54	CEO, President, Chairman of the Board	January 2017
Mark A. Fletcher	51	Executive Vice-President and General Counsel, Secretary	N/A
Brian T. McGee	52	Independent Director	March 2004
Andrew Ro	47	Chief Investment Officer, Senior VP of Investments, Director	January 2017
James H. Anderson, Jr.	69	Independent Director	June 2011
Dr. Gary H. Lyman, MD, MPH	71	Independent Director	January 2017
Dr. Craig Eagle, MD	50	Independent Director	January 2017
Lawrence Salvo	65	Director	January 2017
Andrew Greene	54	Director	January 2017
Mark Corrao	59	Chief Financial Officer, Treasurer	N/A
Dr. Jason Terrell, MD	36	Chief Scientific Officer, Chief Medical Officer	N/A
Richard Purcell	57	Senior VP of Research & Drug Development	N/A
Dr. Jacob Dagan, PhD	72	Executive Vice President Business Development	N/A

Joseph Moscato. Mr. Moscato serves as the Company’s Chief Executive Officer, President, and Chairman of the Board.

Mr. Moscato has over 30 years of experience in healthcare, sales and marketing, distribution management, and finance.  Mr. Moscato brings his marketing and advertising acumen to drug discovery and diagnostic & treatment development and commercialization.  Since 2009, Mr. Moscato has been working as an exclusive consultant to the Company.  Mr. Moscato has originated and negotiated several licensing deals with the top biopharmaceutical companies; has advised on equity financings totaling over $300 million, and has implemented the broad strategic vision for the Company.  Mr. Moscato has worked and consulted for Pfizer in several capacities from sales and marketing to new drug discovery & development for licensing.  He has worked with other biopharmaceutical companies such as GlaxoSmithKline, Johnson & Johnson, Parke-Davis, Amgen and others.  Mr. Moscato has consulted for several healthcare focused private equity, hedge funds and family offices.

Mr. Moscato also owned several advertising and marketing agencies focused on media, entertainment, and healthcare with clients ranging from Motorola, Chadmoore Wireless, Nextel, Cannon, Sharp, GlaxoSmithKline, Pfizer, and other biopharmaceutical companies.  Mr. Moscato’s agency was acquired by William Douglas McAdams, one of the largest independent healthcare advertising and marketing agencies.

Andrew Ro. Mr. Ro serves as the Company’s Chief Investment Officer and a Director.

Mr. Ro has over 20 years’ experience in the financial markets ranging from trading global futures and equity markets, senior secured debt, convertible securities, private investments in public equities (PIPEs) and investing. Mr. Ro was a Consultant and Registered Representative with boutique investment and merchant banks where he consulted and advised US and international companies on capital markets, operational, and regulatory issues as well as being involved in capital raising, mergers & acquisitions, and strategic implementation. Mr. Ro was a Partner with an active Investment Fund where he was involved in originating, structuring, negotiating and closing financing transactions providing growth capital, acquisition financing, recapitalization, restructuring and general working capital to late-stage venture, distressed and middle market companies across all industries and sectors. Mr. Ro originated and structured over $2 billion in total commitments and managed a portfolio of over $650 million in investments. Mr. Ro graduated from George Mason University with a Bachelor in Science in Economics. He also held Series 3, Series 7, and Series 63 licenses.

Dr. Gary H. Lyman, MD, MPH, FASCO, FRCP (Edin). Dr. Lyman serves as an independent Director.

Dr. Lyman is Co-Director of the Hutchinson Institute for Cancer Outcomes Research and Member of the Public Health Sciences and Clinical Research Divisions at the Fred Hutchinson Cancer Research Center. He is also Professor of Medicine as well as Adjunct Professor in the Schools of Public Health and Pharmacy at the University of Washington.

Dr. Lyman received his undergraduate and medical degree from the State University of New York in Buffalo and completed his Internal Medicine Residency at the University of North Carolina in Chapel Hill and Hematology/Oncology Fellowship at the Roswell Park Memorial Institute. Dr Lyman subsequently pursued a Postdoctoral Fellowship in Biostatistics at the Harvard School of Public Health and the Dana Farber Cancer Center. After joining the faculty of the University Of South Florida College Of Medicine, Dr Lyman served as Assistant, Associate and then full Professor of Medicine and Director of Medical Oncology. Shortly after his arrival, Dr Lyman began working with Lee Moffitt and leadership of the University to develop plans for the eventual H Lee Moffitt Cancer Center and Research Institute where he served as the founding Chief of Medicine and Director of the Division of Medical Oncology as well as Associate Chairman of the Department of Medicine at USF. During this period, he also served as Professor of Medicine and Professor of Epidemiology and Biostatistics at the University of South Florida. Upon leaving the Moffitt in 2000,

Dr. Lyman has held positions as Thomas Ordway Endowed Professor of Medicine and Cancer Center Director at the Albany Medical College and subsequently Professor of Medicine, Associate Cancer Center Director and Director of Health Services and Outcomes Research at the University of Rochester and Strong Memorial Hospital. Prior to relocating to his present position, Dr Lyman served as Professor of Medicine and Director of Comparative Effectiveness and Outcomes Research-Oncology at Duke University and the Duke Cancer Institute and a Senior Fellow at the Duke Center for Clinical Health Policy Research.

Dr. Lyman is active with the American Society of Clinical Oncology serving recently on the ASCO Board of Directors chairing the Guideline Methodology Committee and several individual guidelines including those related to Prevention and Treatment of Venous Thromboembolism in Cancer, Sentinel Node Biopsy in Early-Stage Breast Cancer and Melanoma, Use of Antiemetics in Patients Receiving Cancer Chemotherapy and Appropriate Chemotherapy Dosing in Obese Patients with Cancer. Dr Lyman is also a member of the Value of Cancer Care Task Force and Cancer Research Committee along with several additional roles within the Society. In 2010 Dr Lyman received the ASCO Statesman Award. He is also active in the American Association for Cancer Research and the Institute of Medicine as well as the American Society of Hematology where he serves on the Quality and Guideline Oversight Committees and Chairs the forthcoming guideline on cancer and thrombosis. Finally, Dr Lyman is active with SWOG serving as Executive Office for the SWOG NCORP and Symptom Management and Quality of Life Committee.

Dr Lyman is Editor-In-Chief of Cancer Investigation and on the Editorial Board of the Journal of Clinical Oncology, the Journal of Global Oncology and several other specialty journals. In addition to serving as a Fellow of ASCO, Dr Lyman is a Fellow of the Royal College of Physicians (Edinburgh), the American College of Physicians, and the American College of Preventive Medicine. His research interests include precision medicine based on personalized cancer treatment and supportive care, comparative effectiveness and outcomes research related to biomarkers and targeted therapies, mathematical and statistical prognostic and predictive models, advanced methods of evidence synthesis in support of clinical practice guidelines and population studies of patterns of cancer treatment and the impact of health disparities on the quality of cancer care. Dr Lyman has authored or edited more than 15 books and nearly 600 articles in the scientific literature.

Dr. Craig Eagle, MD. Dr. Eagle serves as an independent Director.

Dr. Eagle serves as Vice President of Strategic Alliances and Partnerships for the Oncology business unit at Pfizer Inc. In 2003, Dr. Eagle led the worldwide development of Celecoxib in oncology to oversee the global research program. He was responsible for the global research plans and teams for Irinotecan and Dalteparin. Since 2007, he served as Head of the Oncology Therapeutic Area Global Medical Group for Pfizer, including the US oncology business. Dr. Eagle led, or been directly involved with, teams that resulted in eight new products or indications. He has led integration of the Pfizer/Wyeth oncology businesses and portfolio.

Dr. Eagle has a wealth of oncology experience. He joined Pfizer Australia in 2001 as part of the medical group. In Australia, his role involved leading and participating in scientific research, regulatory and pricing & re-imbursement negotiations for compounds in therapeutic areas including oncology, anti-infectives, respiratory, arthritis and pain management.

Dr. Eagle has been a Member of Scientific Advisory Board at Generex Biotechnology Corp. since August 2010. He has been a Member of Strategic Advisory Board at Provectus Pharmaceuticals, Inc. since August 2011. He has been a Director of Regenicin, Inc. since September 7, 2010. He has been a Director at Assured Pharmacy Inc. since June 2009.

Dr. Eagle attended Medical School at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney. He was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training, Dr. Eagle performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets.

Dr. James H. Anderson, Jr., MD. Dr. Anderson serves as an independent Director.

Dr. Anderson has served as Director of the Company since June 2011. Dr. Anderson has previously served as Chairman of the Corporate Governance and Nominating Committee and a member of the Generex Compensation and Audit Committees, and has served on the Generex Scientific Advisory Board since October 2010. Dr. Anderson is a diabetologist and endocrinologist who has been in the pharmaceutical industry for over 25 years. He is currently CEO and President of Symcopeia, a private drug discovery and development company focused on new mechanisms of action for the treatment of diabetes mellitus, and diabetes related obesity and cardiovascular diseases. Dr. Anderson also serves as medical director of PTS Diagnostics, a cardiometabolic medical device company. From 2005 to 2009, Dr. Anderson served as Senior Medical Director for Diabetes and Cardiometabolic Medicine with Eli Lilly and Company and had medical responsibility for diabetes and cardiometabolic drug development, and drove the clinical development, registration and launch of two families of diabetes care products, Humulin® and Humalog. At Eli Lilly, Dr. Anderson contributed to the inventions of the first recombinant DNA produced human insulin analog products, led multiple clinical drug development projects, was responsible for 6 US NDAs and had clinical responsibility for all insulin products worldwide. Dr. Anderson is an elected Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the UK, was a founding board member of the American Association of Pharmaceutical Physicians and is a Fellow of the American College of Endocrinology. Dr. Anderson has been active in the American Diabetes Association and is a member of the International Diabetes Federation, the European Association for the Study of Diabetes, and the Endocrine Society. Dr. Anderson is a founding editorial board member of two journals for diabetes, and serves on the editorial boards or as a reviewer for 5 other diabetes/endocrine journals. Dr. Anderson is a Clinical Associate Professor of Medicine for the Division of Endocrinology and Metabolism at the Indiana University School of Medicine and was awarded an M.D. from the LSU School of Medicine. Dr. Anderson attained the rank of Lieutenant Colonel in the US Army Medical Corps and during his military career, he served as the Chairman, Department of Clinical Investigation at the Army’s largest healthcare center, and Chief of the Medical Division of the US Army Medical Research Institute for Infectious Diseases. The Board believes that Dr. Anderson’s extensive experience in the pharmaceutical industry, his experience in the diabetes and endocrinology fields, combined with his business experience and judgment, provide our Board with valuable scientific and operational expertise.

Brian T. McGee. Mr. McGee serves as an independent Director.

Mr. McGee has served as director of Generex since 2004. Mr. McGee has served as Chairman of the Generex Audit Committee and a member of the Generex Compensation and Corporate Governance and Nominating Committees. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifmans’ business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants. Mr. McGee has received a certificate in International Financial Reporting Standards issued by The Institute of Chartered Accountants in England and Wales in 2010. The Board believes that Mr. McGee’s knowledge and understanding of accounting and finance, his education and training in accounting and corporate governance, and his extensive experience in the accounting industry.

Lawrence Salvo. Mr. Salve served as Generex Executive VP of Diagnostics and President of Hema Diagnostic Systems until March 2017, and therefore is not independent.

Mr. Salvo has over 20 years of experience in the design and development of rapid medical diagnostic tests for infectious diseases and over 30 years has successfully been directly involved in the management of international distribution and sales including high technology areas in electro-optics and other technical design applications. During that time, Mr. Salvo has developed and maintained substantial and long-term relationships within the People’s Republic of China as well as throughout South and Central America and into the African Continent. His experience includes direct interaction with such international organizations as the WHO, the Global Fund, USAID, the European Union and with multiple supply-chain management groups and multiple NGO’s. Mr. Salvo has been the primary force behind the concept of the design and development of the patented delivery systems of Hema Diagnostic Systems, which are incorporated into many of the current and future RDT’s for various infectious diseases as well as detection applications. These delivery systems continue to evolve and expand the application of rapid testing and are configured for human and veterinary uses.

Mr. Salvo is the founder of Hema Diagnostic Systems which grew out of the predecessor company, International Diagnostics and Medical Supply and has also been directly responsible for all international negotiations. Since leaving Hema Diagnostic Systems, Mr. Salvo has engaged in consulting activities. Mr. Salvo brings the full weight of his international experience, development and design expertise along with his substantial knowledge of the international RDT markets acquired from throughout the world. He is a graduate from St. Vincent de Paul Major Seminary, Boynton Beach, Florida

Dr. Jason B. Terrell, MD. Dr. Terrell serves as the Company’s Chief Scientific Officer and Chief Medical Officer.

Dr. Terrell has extensive expertise in the pharmaceutical and medical diagnostic device industry in the areas of business development, clinical trial organization, regulatory affairs and commercialization strategies. Dr. Terrell has served as medical director and chief medical officer for several public and private companies like VolitionRx, a NYSE traded international medical diagnostic company. Dr. Terrell previously served as a Corporate Medical Director for Any Lab Test Now, the nation’s largest direct to consumer medical testing franchise, where he supervised clinical operations for over 70 locations throughout the United States. Dr. Terrell is a summa cum laude graduate from Hardin-Simmons University with a degree in Biochemistry. He graduated as recipient of the Holland Medal of Honor for the top graduate in the School of Science and Mathematics. Dr. Terrell was honored with the Hardin-Simmons University Outstanding Young Alumni Award and currently serves on the University’s Board of Development. Dr. Terrell attended The University of Texas School of Medicine in Houston and received General Medicine Internship and Pathology Residency training at the Texas Tech University Health Sciences Center.

Dr. Jacob Dagan, Ph.D. Dr. Dagan serves as the Company’s Executive Vice President, Business Development.

Dr. Dagan is a senior executive, with more than 25 years of proven success, in: healthcare management, corporate and product development, in the US. Combining extensive experience, in operations, marketing, sales and hospital management, with strong bio medical scientific skills. In 2005 founded with partners ProMed Capital, LLC, an investment organization investing in Israeli medical device startups. Since 2006 invest in eight companies, and six more are in the pipe line. In each company, hands on involvement as active manager, board member or chairman of the board. Continues to own and operate Medical Service Options (MSO-Israel). Member on the Board of Governors of the Technion-Israel Institute of Technology.

In 2013 founded three startups and applied for patent protection for each, covering the fields of New Laser printer, Orthodental brace for bone stimulation and an oral drug delivery device. In 2015 moved back to the USA and started MSO-USA, involved as CEO of two Israeli startups, Meditemp and AlfaRhythm. In 2016 started a corporation for contract development and manufacturing of medical and health related lasers. Currently acts as CEO of a multi-specialty surgical corporation in the City of New York.

Past Director of BioMedical Engineering at Sheeba Medical Center and Associate Professor of Bio-Medical Engineering at Tel Aviv University. Held senior management positions with Sharplan Lasers, developing the field of applications of Lasers in Medicine. Has been involved in fund raising and strategy consulting to Bio-Medical, Bio-Technology companies and on the Board or in operating responsibilities of several start-ups in Israel and the USA.
Received Doctorate from Columbia University focusing on Nuclear Medicine applications in Cardiology B.Sc in Mechanical and Nuclear Engineering and an MSc in Nuclear Sciences from the Technion, Israel Inst. of Technology.

Richard Purcell. Mr. Purcell serves as the Company’s Senior Vice-President of Research & Drug Development.

Mr. Purcell has over 30 years of experience in consulting and advising emerging biopharmaceutical and technology companies on new business strategy, operations management, clinical development of novel compounds, data solutions for clinical and medical applications, patient engagement & communication, medical education for professionals and consumers, and data analytics for outcomes research. Mr. Purcell oversaw strategic planning, clinical operations, data management, regulatory filings, and R&D and was involved with business development and out-licensing activities for the company’s technology platform.

He started his career as a molecular biologist, where he developed and patented a second generation TPA with increased half-life. He also worked at a major pharmaceutical company where he conducted primary research and published several manuscripts on the topics of AIDS and immunomodulators. Mr. Purcell also headed the Life Sciences Consulting Group for Kline and Company, where he conducted market, technology and business analysis for the commercial development of pharmaceutical and biotechnology products for therapeutic and diagnostic applications.

Rich graduated with a degree in Biochemical Sciences from Princeton University, and attended Rutgers Graduate School of Management majoring in marketing and finance. He is a member of NJTC, HIMSS, the Patient-Centered Primary Care Collaborative, the Drug Information Association and the Licensing Executives Society. He is also an Adjunct Professor of Biology at Monmouth University where he developed and teaches The Business of Biotechnology.

Mark Corrao. Mr. Corrao serves as the Company’s Chief Financial Officer, Treasurer.

Mr. Corrao has experience in financial management with a proven track record of raising capital and extraordinary bottom line management. He has been involved in the initial registration of numerous public companies and subsequent SEC quarterly and annual reporting and has developed, authored and presented numerous business plans and models inclusive of budgets, forecasts, cash flow, cash management and investment strategies. From 2012 to present he has been a Managing Director and CFO of The Mariner Group LLC, which has merged with the CFO Squad, creating a much larger and diverse multi-talented organization. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies (both private and public) in a wide range of businesses and industries. He has been the Chief Financial Officer and a director for a pharmaceutical company specializing in the research and development of novel and new therapeutic agents designed to reduce oxidative stress and act as immune modulators and Neuroprotectants. From 2010-12, he served as Chief Financial Officer of New York Business Efficiency Experts, Inc. which provides professional services in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). He served as a Director and Chief Financial Officer for a manufacturer of proprietary software for the prevention of identity theft and the protection of computer systems from unauthorized access. Additionally, Mr. Corrao is currently the CFO for a software company.

Mark A. Fletcher, Esq. Mr. Fletcher serves as the Company’s Executive Vice President & General Counsel, Secretary.

Mr. Fletcher served as our President and Chief Executive Officer from September 2010 through January 17, 2017. Mr. Fletcher served as a member of the Board of Directors from March 2011 through January 17, 2017. Mr. Fletcher was our Executive Vice-President and General Counsel from April 2003 until September 2010, and he resumed those roles as of January 17, 2017. Prior to joining Generex, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. Mr. Fletcher was previously a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.

Non-Employee Directors' Compensation

No cash fees, stock awards, stock options or other compensation was paid or awarded to any Generex director in Fiscal 2017.

Following the Company’s Annual Meeting to be held in November 2017, the Board of Directors will repopulate its Compensation Committee which will review and approve a compensation program for the Company’s non-employee directors in respect of the fiscal year ending July 31, 2018, which compensation program will be disclosed in a Form 8-K Current Report filed by the Company with the SEC.

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

Board Structure; Risk Oversight; Risk Assessment of Compensation Policies and Practices

The business affairs of Generex are managed under the direction of our Board of Directors. The Board is actively involved in oversight of risks that could affect Generex. In the past, this oversight was conducted primarily through the separate standing committees of the Board. In fiscal 2016, due to the Company’s then exceptional circumstances, including the attrition of directors over the last two fiscal years and the Company’s limited operations and diminished financial condition, the Board’s established standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee ceased functioning. Thus, the full Board has retained responsibility for oversight of risks. The Board satisfies this responsibility through regular reports directly from officers responsible for oversight of particular risks within Generex. The Board believes its administration of its risk oversight function has not affected the Board's leadership structure. We have not re-constituted our Compensation Committee or Corporate Governance and Nominating Committee since the changes in our management and addition of directors on January 17, 2017. We anticipate reconstituting these committees shortly after the Special Meeting. Our Audit Committee consists of Mr. McGee and Mr. Ro. Mr. Ro is not independent, and therefore the Company is non-compliant with NASDAQ the audit committee rules at his time. The Company expects to appoint other independent directors to the Audit Committee and remove Mr. Ro from the Audit Committee shortly after the Special Meeting, to enable the Audit Committee to comply with the NASDAQ audit committee independence rules.

 Board Meetings; Board Committees

During the fiscal year ended July 31, 2017, the Board of Directors met on four occasions and took action by consent on one occasion. Other than Dr. Lyman, no director participated in less than 75% of the meetings. There were no committee meetings during fiscal 2017.

Audit Committee

During fiscal 2016 and the first half of fiscal 2017, the full Board acted as the Audit Committee. We have recently re-constituted the Audit Committee with Mr. McGee as Chairman, and Mr. Ro.

The Audit Committee reviews and discusses with Generex's management and its independent auditors the audited and unaudited financial statements contained in Generex's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Although Generex's management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditors their judgments as to the quality of Generex's accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements, as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. Our Board of Directors has determined that at least one person, Mr. McGee, serving on the Audit Committee is an "audit committee financial expert" as defined under Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has adopted a written charter, a copy of the Audit Committee Charter is attached as Appendix A to this proxy statement.

Compensation Committee

In fiscal 2017, the full Board assumed the responsibilities of the Compensation Committee except that Mr. Fletcher did not participate in determinations regarding the compensation to be paid to him in his role as a named executive officer of the Company.

The Compensation Committee had responsibility for reviewing and recommending to the Board of Directors compensation programs and policies for our President and Chief Executive Officer, our Chief Operating Officer and Secretary, and our Chief Financial Officer and Treasurer, who comprised Generex’s executive management team during the first half of 2017, and will have responsibility for reviewing and recommending compensation programs and policies for officers appointed in January 2017.

The Compensation Committee does not delegate its authority. Executive officers (other than Mr. Fletcher) do not attend meetings of the Compensation Committee. The Compensation Committee does not have a charter. It has the authority to use a compensation consultant to assist the Compensation Committee in the evaluation of the compensation of our executive management team and other executive officers and to consult with other outside advisors to assist in its duties to the Company, but in fiscal 2016 it did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee does not have a written charter.

Corporate Governance and Nominating Committee

In fiscal 2017, we did not have a separate standing Corporate Governance and Nominating Committee, and no action was taken by the full Board functioning as the Committee.

The Corporate Governance and Nominating Committee will consider candidates whom the stockholders of Generex put forward. The name, together with the business experience and other relevant background information of a candidate, should be sent to Mark Fletcher, Secretary of Generex, at Generex’s offices located at 4145 North Service Road, Suite 200, Burlington, Ontario, Canada L7L 6A3. Mr. Fletcher will then submit such information to the chair of the Corporate Governance and Nominating Committee for the Committee’s review and consideration. The process for determining whether to nominate a director candidate put forth by a stockholder is the same as that used for reviewing candidates submitted by directors. After full consideration, the stockholder proponent will be notified of the decision of the committee.

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

Item 11. Executive Compensation.

Compensation, Discussion & Analysis

Compensation Philosophy

We did not have sufficient resources to pay any cash compensation to our named executive officers in fiscal 2017 or subsequently through the date of this Proxy Statement, and did not pay compensation of any kind to our executive officers in fiscal 2017 or 2016 other than salaries for the period from August 1, 2015 through October 23, 2015 and certain options issued in October 2015, in satisfaction of accrued and unpaid salary, as discussed in detail below. The following discussion of our philosophy assumes we have the resources to follow that philosophy.

We are a development stage company focused on research, development, and commercialization of our proprietary drug delivery platform for administration of large molecule drugs to the oral cavity through a hand-held aerosol spray applicator. We are in the process of developing proprietary formulations of drugs that can be delivered through an oral spray thereby eliminating the need for injections and have focused on our Oral-lyn™ insulin formulation, which is administered as a spray into the oral cavity. Our majority owned subsidiary, Hema Diagnostic Systems, LLC, markets and distributes rapid test devices for infectious diseases. We also have a subsidiary, Antigen Express, which focuses on developing proprietary immuno-medicines.

In addition to our existing businesses, our strategic plan is to acquire full ownership, or controlling interests, in companies with promising pharmaceutical and related products in development.

As a development stage company, our future depends on the ability of our executives to obtain necessary regulatory approvals to launch products in key markets such as the United States, Canada, and Europe, as well as furthering the development of products in our pipeline through the clinical trial and regulatory processes. Attracting, retaining, and motivating key executives who can lead Generex through these processes is critical to our success. We have a small executive team that works together closely. Our executives perform multiple roles and need to be able to respond to changing market dynamics quickly.

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

The Compensation Committee of the Board of Directors evaluates the types and amounts of compensation that it believes are appropriate for our policy making executives. We refer herein to these executives as the “named executives.” In prior years, before our recent change in management, we identified our President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer as our named executives. We have also included Dr. von Hofe, the President of our subsidiary, Antigen Express. We expect to reassess this when our Compensation Committee is re-formed.

In addition to the compensation of our named executives, the Compensation Committee also reviews and approves the compensation of members of our senior management.

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

In fiscal 2016, the Compensation Committee did not implement any changes to base salaries for any of the named executives and did not award any equity incentive awards or cash bonuses to the named executives during fiscal 2016 for fiscal 2015 performance and contributions. The Compensation Committee has not made any determinations as to compensation or equity awards for the named executives with respect to performance or contributions for the fiscal year ended July 31, 2016.

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

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2017, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee last undertook a comprehensive review of compensation and engaged a compensation consultant in November 2009.

Determination of Compensation

In prior years, the Compensation Committee typically made compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year. The Compensation Committee followed such a schedule in order to eliminate the need to award retroactive salary increases. In addition, the Compensation Committee has typically reviewed compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time. Due to the financial position of the Company, the Committee did not follow such a schedule in fiscal 2016, as there were no salary changes or bonus awards made. The company last made changes and awarded bonuses prior to the end of fiscal 2013. Because of the Company’s financial position, no increases were made to base salary, nor were any cash bonuses or stock incentive awards granted to the named executives during fiscal 2016 or 2017.

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

The Compensation Committee did not grant or accrue any bonuses in fiscal 2017, in consideration of the financial position of the Company.

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

The number of options that the Compensation Committee recommended, and the Board of Directors approved, in respect of the above salary deferrals to the named executives described above were as follows:

Named Executive	No. of Shares Underlying Options
Mr. Fletcher	4,448
Mr. Fellows	1,668
Dr. von Hofe	7,611
Dr. Brusegard	1,668

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

Employment and Severance Agreements

We do not have employment agreements, plans or arrangements, with any of our named executives whether written or unwritten, relating to compensation, termination of employment or a change in control. There are no benefits currently made available to our named executives which are in addition to benefits available generally to salaried employees.

We anticipate entering into employment agreements with all of our officers following the Special Meeting. We expect the employment agreements to provide for cash compensation as well as significant equity awards and incentives.

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

As of the end of fiscal 2017, Mark Fletcher held stock options or restricted stock granted pursuant to either the 2001 Stock Option Plan or the 2006 Stock Plan. No other executive officers held options at the end of 2017. Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise. In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options. The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex. Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex. The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

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

Compensation Committee Report

The full Board of Directors of Generex Biotechnology Corporation performing the functions of the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the full Board of Directors recommended and determined that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2017 and in the proxy statement for the 2017 annual meeting.

THE BOARD OF DIRECTORS

Brian T. McGee

James H. Anderson, Jr.

Mark A. Fletcher

Executive Compensation Tables

The following executive compensation tables pertain to the fiscal year ended July 31, 2016. Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2016.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last completed fiscal year ending July 31, 2017. In respect of that fiscal year, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.  The salaries indicated below represent the actual cash amounts paid. The Company did not have sufficient funds to pay the previously agreed upon base salaries. Option exercisable at $$1.00 per share (adjusted for the subsequent 1 for 1,000 reverse stock split) were issued in lieu of cash compensation.

The cash compensation listed under “Bonus” for each officer in 2017 represents a one-time payment made in June, 2017.  No other compensation was paid to any executive officer in the fiscal year ended July 31, 2017.

Name and Principal Position	Year	Salary			Bonus		Stock Awards	Option Awards	All Other Compensation	Total
Mark A. Fletcher, Executive VP,	2017		$—		$50,000		$—	$—	$—	$50,000
General Counsel	2016		$71,462	(1)	$—		—	$70,193	—	$141,655
	2015	$	n		$—		—	$—	—	$n

Joseph Moscato, President,	2017					$$50,000	$—	$—	$—	$50,000
Chief Executive Officer (2)	2016		$—		$—		—	$—	—	$—
	2015		$—		$—		—	$—	—	$—

Mark Corrao,	2017					$$10,000	$—	$—	$—	$10,000
Chief Financial Officer	2016		$—		$—		—	$—	—	$—
	2015		$—		$—		—	$—	—	$—

Andrew Ro,	2017					$$10,000	$—	$—	$—	$10,000
Senior VP of Investments	2016		$—		$—		—	$—	—	$—
	2015		$—		$—		—	$—	—	$—

Richard Purcell,	2017					$$10,000	$—	$—	$—	$10,000
Senior VP of R&D	2016		$—		$—		—	$—	—	$—
	2015		$—		$—		—	$—	—	$—

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the year ended July 31, 2016.

All officers other than Mr. Fletcher assumed office in January 2017.

(1) This amount reflects an annualized base salary of $285,848.

No executive officer or key employee received compensation in Fiscal 2017.

No stock options were awarded in the fiscal year ended July 31, 2017.

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

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information on the current holdings of stock options by the named executives. This table includes unexercised and unvested option awards as of July 31, 2017. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” referred to in Regulation S-K Item 402(p)(2); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark E. Fletcher, President and Chief Executive Officer	3-8-2010	300,000	(1)	0	$0.64	3-8-2020

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

No other executive officers held options as of July 31, 2017.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table on the following pages sets forth information regarding the beneficial ownership of the common stock by our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended July 31, 2017) and all the named executives and directors as a group. We are not aware of any person or group that beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of September 28, 2017. At that date, we had 1,065,093 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class
Named Executives, Directors and Nominees

Joseph Moscato(1)	156,400	12.2%
Mark Fletcher (2)	15,906	1%
Brian T. McGee (3)	3,726	*
Andrew Greene(4)	240,000	17.5%
James Anderson(5)	3,564
Lawrence Salvo(9)	159,745	13%

Named Executives and Directors as a group 9 persons)	579,341	35.2%_
Other Holders
Pharma Trials, LLC(6)	1,200,000	51.5%
Alpha Capital Anstalt(7)	98,801	8.4%
Stephen Berkman(8)	283,191	21.0%

* Less than 1%.

(1)	Consists of 156,400 shares of common stock issuable upon the conversion of 391 shares of Series I Preferred Stock
(2)	Includes 15,606 shares and 300 options which were granted on March 8, 2010 under 2006 Plan.
(3)	Includes 286 shares, 100 options which were granted on March 8, 2010 under the 2006 Plan, 200 options issued March 25, 2011 under the 2001 Stock Option Plan, 508 options issued June 19, 2012 under the 2006 Plan, 1,413 options issued April 1, 2013 under the 2006 Plan, 328 options issued June 6, 2013 under the 2006 Plan and 891 options issued October 31, 2013 under the 2001 (400) and 2006 Plans (491).

(4)	Consists of shares of common stock issuable upon the conversation of Series H Preferred Stock held by Pharma Trials, LLC. Pharma Trials, LLC owns 3,000 shares of Series H Preferred Stock, which are convertible into an aggregate 1,200,000 shares of Common Stock. Mr. Greene owns an indirect 20% interest in Pharma Trials, LLC.

(5)	Consists of 3,726 options issued under stock option plans.

(6)	Consists of 1,200,000 shares of common stock issuable upon the conversion of 3,000 shares of Series H Preferred Stock.

(7)	Incudes 1,000,000 shares of common stock and shares issuable under a Right to Shares Agreement with the between the Company and Alpha Capital Anstalt pursuant to which that holder converted 100% of preferred shares held by it and exercise 100% of the common stock purchase warrants held by it. The Company initially delivered 1,000,000 shares pursuant to The Right to Shares Agreement Those remaining shares will be delivered to the holder from time to time based on draw down notices submitted to the Company by that holder.

(8)	Includes 53,191 shares of common stock (on a post-reverse split basis) issued to Mr. Berkman and 230,000 shares to which he is entitled pursuant to the agreement for the acquisition of the controlling interest in Hema Diagnostic Systems. Does not include warrants exercisable for 15,000,000 shares of common stock, which have not been issued but to which he is entitled.

(9)	Consists of 159,745 shares of common stock issuable upon the conversion of 399 shares of Series I Preferred Stock

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Related Transactions

Brooks, Houghton & Company Engagement

In May 2017, the Company entered into a letter agreement with Brooks, Houghton & Company, Inc. for Brooks, Houghton to serve as the Company’s exclusive financial advisor in connection with acquisitions by the Company as well as joint ventures, partnerships, strategic alliances and similar transactions. Kevin Centofanti, a nominee for election as a director of Generex at the special meeting, is the President of Brooks, Houghton.

Under the letter agreement, the Company will pay a monthly fee of $15,000, as well as a fee on completion of any acquisition, joint venture, partnership, strategic alliance or similar transaction based on the “transaction amount,” defined as the enterprise value attributed to the Company in the transaction, as follows:

•	3% of the transaction amount below $50 million
•	2.5% of the transaction amount above $50 million up to $100 million
•	2% of the transaction amount over $100 million.

The letter agreement can be terminated on 180 days’ notice.

CFO Squad

The CFO Squad, LLC, provides accounting and financial services to the Company. Our CFO, Mark Corrao, is a managing director of CFO Squad. CFO Squad was paid $37,500 for accounting and financial services provided to the Company in Fiscal 2017.

Pharma Trials Investment

An aggregate of 1,2000,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold at the initial closing.

The following describes a Securities Purchase Agreement between Pharm Trails, LLC and the Company, as well as the initial issuance of 3,000 shares of Series H Preferred Stock to that investor.

On March 28, 2017, the Company entered into a securities purchase agreement with Pharma Trials, LLC pursuant to which the Company agreed to sell an aggregate of 109,000 shares of its newly designated non-voting Series H Preferred Stock (“Series H Preferred Stock”) and 6,000 shares of its newly designated Series I Preferred Stock (“Series I Preferred Stock”). Andrew Greene, a director of the Company and formerly its Chief Operating Officer, holds a 20% interest in Pharma Trails, LLC. Mr. Greene did not participate in the deliberations of the Company’s Board of Directors with respect to approval of the transactions contemplated by the securities purchase agreement.

The Series H Preferred Stock was scheduled to be sold in four tranches. At closing of the first tranche, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus Life Sciences, Inc., as an additional deposit under the Company’s letter of intent with Emmaus. The letter of intent with Emmaus was later terminated.

The closing of the sale of 6,000 shares of Series I Preferred Stock ($6,000,000) was to occur on April 17, 2017. Pharma Trials failed to close that sale, despite the Company being ready, willing and able to proceed. Under the securities purchase agreement, in the event Pharma Trails failed to purchase 100% of the shares of preferred stock at any given Closing, it lost its rights to purchase any other preferred stock. Our management made the determination that it was in the Company’s best interest to terminate Pharma Trial’s rights and on April 23, 2017 the Company notified Pharma Trials in writing that its rights to purchase additional shares were forfeit

Issuance of Series I Preferred Stock Exchange for Debt owed to Officers

As previous reported, Joseph Moscato, the Company’s President & CEO and a Director, and Lawrence Salvo, a Director, made personal unsecured cash advances to Company to permit it to pay the initial $500,000 deposit to Emmaus Life Sciences, Inc. under our Letter of Intent with Emmaus. Mr. Salvo and Mr. Moscato have made other advances to permit the Company to pay certain third party expenses in connection with the implementation of the Company’s repurposed business plan, including legal, accounting, transfer agent, Edgarization, and press release fees.

On April 26, 2017, our Board of Directors determined it appropriate to retire the Company’s indebtedness to Messrs. Moscato and Salvo by applying a 20% original issue discount to the aggregate amounts thereof and issuing shares of our Series I Convertible Preferred Stock in full and final satisfaction thereof.  The Board considered the 20% original issue discount a reasonable term as it is the same as original issue discount negotiated at arm’s length with an independent investor in March 2017. The 20% original issue discount means that the actual funds advanced by Messrs. Moscato and Salvo were 80% of the debt recognized and converted into Series I Preferred Stock. Following the Board’s decision, we issued the following shares:

a.	391 shares of Series I Preferred Stock to Mr. Moscato to retire indebtedness of $390,983.52; and

b.	399 shares of Series I Preferred Stock to Mr. Salvo to retire indebtedness of $399,363.22.

The $1,000 per share conversion ratio was based on the $1,000 per share cash price under the securities purchase agreement with Pharma Trails.

The Series I Preferred Stock issued to Mr. Salvo and Mr. Moscato will have a special one-time voting right exercisable at the next meeting of the Company’s stockholders. The Series I Preferred Stock, as a class, will be entitled to cast a number of votes on such proposal equal to fifty percent (50%) of the total number of votes entitled to be cast at such meeting (determined as of the record date for such meeting) by all other outstanding shares of the Company’s capital stock

Conversion and other Terms of the Series H and Series I Preferred Stock

The Series H and Series I Preferred Stock are convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $2.50 per share. An aggregate of 1,2000,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold to Pharma Trials. An aggregate 316,000 shares of the Company’s common stock would be issuable upon conversion of the Series I and Preferred Stock issued to Mr. Moscato and Mr. Salvo.

Neither the Series H Preferred Stock nor the Series I Preferred Stock have special dividend rights. If the Company pays dividends on its common stock, the holders of the preferred stock will receive dividends in the amount they would have received had they converted the preferred stock to common stock.

The conversion price of the preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

The securities purchase agreement and the certificates of designation authorizing the Series H and Series I Preferred Stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on the Company’s ability to amend its certificate of incorporation and bylaws in any manner that materially and adversely affects any rights of a preferred holder, prohibition on the Company’s authorizing or issuing any class of capital stock senior to the Series H or Series I Preferred Stock in liquidation, and prohibition on the Company repurchasing more than a de minimis number of shares of its common stock or other junior securities.

The Series I Preferred Stock, when issued, shall have a special one-time voting right. At the first meeting of the Company’s stockholders following the initial issuance of the Series I Preferred Stock, the Series I Preferred Stock shall be entitled to vote on (i) the election of individuals to serve as members of the Board of Directors, and (ii) any proposal to increase the authorized number of shares of the Company’s common stock. The Series I Preferred Stock, as a class, shall be entitled to cast a number of votes on such proposal equal to fifty percent (50%) of the total number of votes entitled to be cast at such meeting (determined as of the record date for such meeting) by all other outstanding shares of the Company’s capital stock.

The investor has agreed in the securities purchase agreement to exercise the above rights in favor of (a) the election of Company management’s slate of directors, and (b) the Company’s proposal to increase the authorized number of shares of common stock, both as set forth in Company management’s proxy statement in respect of the first meeting of the Company’s stockholders to be held after the date hereof.

During the period commencing on the date upon which the Company’s stockholders have approved an increase in the authorized number of shares of common stock and ending on December 31, 2018, the holders of any shares issued upon conversion of the preferred stock have agreed to vote such shares in favor of Company management’s slate of directors.

The securities purchase agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing. The Company has agreed to indemnify and hold the investor harmless against certain liabilities in connection with the issuance and sale of the convertible preferred stock and warrants under the securities purchase agreement.

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

Under NASDAQ rules, all members of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee must be independent directors. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. Due to the Company’s current exceptional circumstances, including the attrition of directors over the last two fiscal years and the Company’s limited operations and diminished financial condition, the Board’s established standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have ceased functioning as such, and during fiscal year 2016, the full Board acted in the capacity of these committees as necessary, except to the extent that Mr. Fletcher abstained from determinations regarding executive compensation for the principal executive officer.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2016 and 2015 to our independent auditors:

	Fiscal Year Ended July 31, 2017		Fiscal Year Ended July 31, 2016		Fiscal Year Ended July 31, 2015
Audit Fees	$165,000	(1)	$44,840	(1)	$57,760	(1)
Audit-Related Fees	$-0-		$-0-		$-0-
Tax Fees	$-0-		$-0-	(2)	$-0-	(2)
All Other Fees	$-0-		$—	(3)	$3,500	(3)
TOTAL	$____165,000		$44,840		$61,160

(1)	Includes fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q filings.
(2)	MNP LLP did not provide or bill for any tax services.
(3)	Represents fees associated with review of the Company’s registration statements on Form S-1 and Form S-8.

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

1.	Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 46.

The Consolidated financial statements include the following:

Consolidated Balance Sheets as of July 31, 2017 and 2016

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended July 31, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended July 31, 2017 and 2016

2.	Financial Statement Schedule and Auditors’ Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year ended July 31, 2017 Valuation Allowance on Deferred Tax Asset	$86,678,987	$5,102,730	$778,820	$—	$92,560,537

Year ended July 31, 2016 Valuation Allowance on Deferred Tax Asset	$86,816,273	$—	$—	$137,286	$86,678,987

The auditors’ report of MNP LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2017 and 2016 is included with its report on our financial statements located at page 46.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 89 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26th day of October 2017.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Joseph Moscato
Name:	Joseph Moscato
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Joseph Moscato	President and Chief Executive Officer	October 26, 2017
Joseph Moscato	(Principal Executive Officer)

/s/ Brian T. McGee	Director	October 26, 2017
Brian T. McGee

/s/ Andrew Ro	Chief Investment Officer, Senior VP of Investments, Director	October 26, 2017
Andrew Ro

/s/ Lawrence Salvo	Director	October 26, 2017
Lawrence Salvo

/s/ James T Anderson	Director	October 26, 2017
James T. Anderson

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)
1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)
1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation as amended by the Certificate of Amendment dated as of September 15, 2015.
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

89