Form 10-Q
period 2017-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2017-12-14
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 1,065,093 as of December 14, 2017.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2017	July 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$2,336,467	$2,879,165
Accounts receivable, net	175	—
Inventory, net	12,046	10,035
Other current assets	293,283	21,891
Total current assets	2,641,971	2,911,091
Property and equipment	—	573
Call option (Note 8)	3,011,204	4,237,829
Intangible asset (Note 8)	2,911,377	2,911,377
Patents, net	25,204	25,851
Other assets, net	7,824	7,824
TOTAL ASSETS	$8,597,580	$10,094,545

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,490,589	$10,172,610
Loans from related parties (Note 3)	13,909,859	13,738,140
Total Current Liabilities	24,400,448	23,910,750
Warrants to be issued (Note 6)	36,535,025	66,060,026
Total Liabilities	60,935,473	89,970,776

Stockholders’ Deficiency (Note 6)
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and -0- issued shares at October 31, 2017 and July 31, 2017, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, -0- and -0- issued shares at October 31, 2017 and July 31, 2017, respectively	—	—
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 3,000 and 3,000 issued shares at October 31, 2017 and July 31, 2017, respectively	3	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 790 and 790 issued shares at October 31, 2017 and July 31, 2017, respectively	1	1
Common stock, $.001 par value; authorized 2,450,000 and 2,450,000 shares at October 31, 2017 and July 31, 2017, respectively; 1,068,101 and 1,068,101 issued and outstanding at October 31, 2017 and July 31, 2017, respectively	1,068	1,068
Common stock payable	2,168,951	2,168,951
Additional paid-in capital	368,409,627	368,409,627
Accumulated deficit	(418,077,527)	(445,720,566)
Accumulated other comprehensive income	794,982	783,150
Non-controlling interest	(5,634,998)	(5,518,465)
Total Stockholders’ Deficiency	(52,337,893)	(79,876,231)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,597,580	$10,094,545

Going Concern (Note 1)
Commitments & Contingencies (Note 4)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended October 31,
	2017	2016
Revenue
Sales	$2,218	$—
Operating expenses
Research and development	237,782	—
General and administrative	401,361	102,818
Total operating expenses	639,143	102,818
Operating Loss	(636,925)	(102,818)

Other Income (Expense):
Interest expense	(134,945)	(116,839)
Changes in fair value of contingent purchase consideration (Note 8)	28,298,376	—
Change in fair value of derivative liabilities	—	779,895
Net Income	27,526,506	560,238
Net (loss) attributable to noncontrolling interests	(116,533)	—
Net Income Available to Common Stockholders	$27,643,039	$560,238

Net Income per Common Share (Note 5)
Basic	$25.88	$0.62
Diluted	$10.65	$0.62

Shares Used to Compute Income per Share (Note 5)
Basic	1,068,101	908,541
Diluted	2,596,120	908,541

Comprehensive Income:
Net Income	27,643,039	560,238
Change in foreign currency translation adjustments	11,832	7,174
Comprehensive Income Available to Common Stockholders	$27,654,871	$567,412

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2016	620	—	908,541	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(620)	—	41,333	41	—	(41)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	19,529	20	—	167,380	—	—	167,400	—	167,400
Exercise of warrants for cash	—	—	3,333	3	—	49,997	—	—	50,000	—	50,000
Cashless exercise of warrants	—	—	31,195	31	1,071,851	460,455	—	—	1,532,337	—	1,532,337
Issuance of common stock for acquisition	—	—	53,211	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Issuance of series H preferred stock for cash	3,000	3	—	—	—	2,999,997	—	—	3,000,000	—	3,000,000
Issuance of series I preferred stock for conversion of debt	790	1	—	—	—	790,346	—	—	790,347	—	790,347
True-up rounding shares for reverse stock split	—	—	10,958	11	—	(11)	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	1,297,940	1,297,940
Net loss	—	—	—	—	—	—	(70,016,194)	—	(70,016,194)	(6,816,405)	(76,832,599)
Currency translation adjustment	—	—	—	—	—	—	—	(15,722)	(15,722)	—	(15,722)
Balance at July 31, 2017	3,790	$4	1,068,100	$1,068	$2,168,951	$368,409,627	$(445,720,566)	$783,150	$(74,357,766)	$(5,518,465)	$(79,876,231)
Net Income (loss)	—	—	—	—	—	—	27,643,039	—	27,643,039	(116,533)	27,526,506
Currency translation adjustment	—	—	—	—	—	—	—	11,832	11,832	—	11,832
Balance at October 31, 2017	3,790	$4	1,068,100	$1,068	$2,168,951	$368,409,627	$(418,077,527)	$794,982	$(46,702,895)	$(5,634,998)	$(52,337,893)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$27,526,506	$560,238
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,220	—
Changes in fair value of contingent purchase consideration	(28,298,376)	—
Gain on disposal of property and equipment	—	1,276
Change in fair value of derivative liabilities	—	(779,895)
Changes in operating assets and liabilities:
Accounts receivable	(175)	—
Inventory	(2,011)	—
Accounts payable and accrued expenses	317,979	211,546
Other current assets	(271,392)	(3,537)
Net cash (used) in operating activities	(726,249)	(10,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	171,719	—
Net cash provided by financing activities	171,719	—

Effects of currency translation on cash and cash equivalents	11,832	(73)

Net increase (decrease) in Cash and Cash Equivalents	(542,698)	(10,445)

Cash and Cash Equivalents, Beginning of Period	2,879,165	16,899

Cash and Cash Equivalents, End of Period	$2,336,467	$6,454

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Generex Biotechnology Corporation

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended October 31, 2017

 Note 1 – Organization of Business and Going Concern:

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

The accompanying unaudited condensed interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete consolidated financial statements are not included herein. The interim statements should be read in conjunction with the unaudited condensed interim consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three-month period ended October 31, 2017 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2018. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $418 million and a working capital deficiency of approximately $22 million at October 31, 2017. The Company has funded its activities to date almost exclusively from debt and equity financings.

The Company will continue to require substantial funds to pursue its extant business initiatives and to implement its new investment acquisition plans.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.  Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.

It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the balance sheet date. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 - Effects of Recent Accounting Pronouncements:

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. This standard is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, including emerging growth companies, ASU 2016-01 is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of the adoption of ASU 2016-01 on its financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). This standard amends various aspects of existing accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This standard also introduces new disclosure requirements for leasing arrangements. This standard is effective for public entities for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2018. For all other entities, including emerging growth companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years beginning after December 15, 2020. Early adoption is permitted. The new standard must be adopted using a modified retrospective approach, and provides for certain practical expedients. The Company is evaluating the impact of the adoption of ASU 2016-02 on its financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the impact that this standard will have on its condensed consolidated financial statements.

Note 3 - Loans from Related Parties

On January 16, 2017, Joseph Moscato, Chief Executive Officer and director (“Moscato”), and Lawrence Salvo, then Senior Vice President and director (“Salvo”), each made unsecured $250,000, non-interest bearing, advances to the Company, $500,000 in the aggregate, which the Company paid to Emmaus Life Sciences, Inc. pursuant to the Emmaus Letter of Intent (“Emmaus LOI”). Both Moscato and Salvo made other advances ($75,820 and $82,803, respectively) to permit the Company to pay certain third party expenses in connection with the implementation of the Company’s repurposed business plan, including legal, accounting, transfer agent, Edgarization, and press release fees. On April 27, 2017, the Company converted 100% of such advances, $658,622 in the aggregate (the “Moscato – Salvo Advances”) into 790 shares of Series I preferred stock (see Note 6).

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the Company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bearing no interest thereafter. Upon acquisition of HDS by the Company (see Note 10), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 10) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. From January 19, 2017 through October 31, 2017, the loan principal increased by $498,304 As of October 31, 2017, the outstanding principal balance was $13,909,859

Note 4 - Commitments and Contingencies:

Pending Litigation

In February 2001, a former business associate of a former executive officer of the Company and an entity known as Centrum Technologies Inc. (“CTI”) commenced an action in the Ontario Superior Court of Justice against the Company and the executive seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the executive that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by CTI. It is the Company’s position that the buccal drug delivery technologies which are the subject matter of the Company’s research, development, and commercialization efforts, do not make use of, are not derivative of, do not infringe upon, and are entirely different from the intellectual property identified in the plaintiffs’ statement of claim. This litigation has been dormant since July of 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On May 20, 2011, Rose Perri, a former officer of the Company, filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming as defendants the Company and certain directors of the Company. In this action, Ms. Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with the Company. Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages. On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused the Company to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs. The factual basis for the counterclaim involves payments made by the Company to third parties believed to be related to Ms. Perri. The Company intends to defend this action and pursue its counterclaim vigorously and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  On November 27, 2017, AEXG filed a demand for arbitration with the American Arbitration Association’s International Centre for Dispute Resolution. Generex management believes the Pharma Trials, LLC Financing was not subject to the prohibitions because the representative of Pharma Trials, LLC was a director of Generex, and for other reasons. No provisions have been made for these claims.

With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

Note 5 - Net Income / Income Per Share (“EPS”):

Basic income per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 850 at October 31, 2017.

Basic EPS and diluted EPS for the three-month period ended October 31, 2016 have been computed by dividing the net income available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 401,373 incremental shares at October 31, 2016, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Note 6 - Stockholders’ Deficiency:

Common Stock

On January 18, 2017, the Company issued 53,211 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 230,000 shares of common stock upon the conclusion of the Company’s reverse stock split. As of October 31, 2017, the shares have yet to be issued.

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

As of the date of this filing, 31,195 shares have been issued and 72,614 shares remain to be issued resulting in additional common stock payable $1,071,851 as of October 31, 2017.

Warrants

As of October 31, 2017 and July 31, 2017, there are no warrants issued or outstanding.

Series A, B, C, D, E, F, and G 9% Convertible Preferred Stock

All of the Company’s Series A, B, C, D and E 9% Convertible Preferred Stocks were converted prior to the beginning of the Company’s 2017 fiscal year.

All of the Company’s Series F and G 9% Convertible Preferred Stocks were converted prior to the beginning of the Company’s 2018 fiscal year.

Series H and Series I Convertible Preferred Stock

The Company has authorized 109,000 shares of designated non-voting Series H Convertible Preferred Stock with a stated value of $1,000 per share and authorized 6,000 shares of designated non-voting Series I Convertible Preferred Stock with a stated value of $1,000 per share pursuant to the Purchase Agreement dated March 27, 2017. The Series H Preferred Stock was scheduled to be sold in four tranches to the Purchaser. Under the Securities Purchase Agreement, in the event the Purchaser failed to purchase 100% of the shares of Preferred Stock at any given Closing, the Company can decline to sell any further securities to the Purchaser (the “Purchase Agreement”).

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

At closing of the first tranche on March 28, 2017, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds were repaid to the Company in July 2017 upon termination of the Emmaus LOI. As of October 31, 2017, an aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold.

On April 17, 2017, the Purchaser failed to close the sale of Series I Preferred Stock despite the Company being ready, willing and able to proceed and the Company terminated the Purchaser’s rights on April 23, 2017. Under the Securities Purchase Agreement, in the event the Purchaser fails to purchase 100% of the shares of Preferred Stock, the Company can decline to sell any further securities to the Purchaser. On April 23, 2017, the Company notified the Purchaser in writing that its rights to purchase additional shares were forfeit.

Conversion of Debt to Officers into Series I Preferred Stock

On April 27, 2017, the Company converted the “Moscato – Salvo Advances” (Note 3) after applying a 20% original issue discount, the same as the original issue discount negotiated at arm’s length with Alpha on March 6, 2017. Moscato converted $390,984 (including $65,164 original issue discount) into 391 shares of Series I Convertible Preferred Stock. Salvo converted $399,363 (including $66,560 original issue discount) into 399 shares of Series I Convertible Preferred Stock.

Note 7 - Stock-Based Compensation:

Stock Option Plans

As of October 31, 2017, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At October 31, 2017, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value of any option grants in the three months ended October 31, 2017 and 2016.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2017	18,095	$31.02
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—
Outstanding - October 31, 2017	18,095	$31.02

The 18,095 outstanding options at October 31, 2017 had a weighted average remaining contractual term of 0.9 years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the period ended October 31, 2017. As of October 31, 2017, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company did not grant any options during the three months ended October 31, 2017.

The following table summarizes information on stock options outstanding at October 31, 2017:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2017	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00	17,245	$1.00	0.79	33,456
$640.00	850	$640.00	2.36	—
	18,095	$31.02	0.86	$33,456

Note 8 - Acquisition of Hema Diagnostics Systems, LLC

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

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant has been issued by the Company until such time that an increase in authorized capital has been approved. At the time of closing, Management was not of the opinion that it is more likely than not that the warrant will be issued and the Call Option will be exercised, accordingly no values have been attributed to the warrant and Call Option at closing. During the fiscal year 2017, management made a redetermination and estimated that it was more likely than not that the shareholder approval to increase authorized share capital would be obtained and the Call Option will be exercised. Accordingly, management recorded the fair value of the warrant of $66,060,026 as a liability and the Call Option of $4,237,829 as an asset as of July 31, 2017.

As of October 31, 2017, the fair value of the warrant and Call Option was $36,535,025 and $3,011,204, respectively. For the three months ended October 31, 2017, the change in the fair value of the contingent purchase consideration of $28,298,376 was recorded in the condensed interim consolidated statements of operations and comprehensive loss.

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of October 31, 2017. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

October 31, 2017
Exercise price	2.50
Time to expiration	4.22 years
Risk-free interest rate	2.01%
Estimated volatility	126.3%
Dividend	—
Stock price at valuation date	$2.94

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of October 31, 2017. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

October 31, 2017
Risk-free interest rate	1.60%
Estimated volatility	144.6%
Remaining Term	2.22
Stock price at valuation date	$2.94

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the year ended October 31, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2017	$2,911,377	$—	$2,911,377
Current year amortization	—	—	—
Balance as of October 31, 2017	$2,911,377	$—	$2,911,377

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $13.4 million as of the date of the acquisition. The Company conducted an impairment assessment of goodwill and determined that the goodwill was fully impaired as of July 31, 2017.

Note 9 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued and identified the following for disclosure:

On November 27, 2017, Generex Biotechnology Corporation filed a Certificate of Amendment to its Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 2,450,000 shares to 750,000,000 shares.

Since October 31, 2017, the former majority shareholder of HDS has made further advances and/or loans to HDS totaling $36,757 as of the date of this filing.

On December 8, 2017, Core Tech Solutions, Inc. notified the Company that they are terminating the letter of intent contemplating the Company’s acquisition of a controlling interest of the outstanding capital stock of Core Tech Solutions, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month periods ended October 31, 2017 and 2016. Effective January 18, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC, a Florida limited liability company (referred to as “HDS”). Our balance sheet at October 31, 2017 includes our interest in HDS and our interest in the results of operations of HDS for the period January 18, 2017 through October 31, 2017 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended October 31, 2017. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2017.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2017 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

We maintain a FDA registered facility in Miramar, Florida and are certified under both ISO9001 and ISO13485 for the “Design, Development, Production and Distribution” of the in-vitro devices. Approval of our HIV rapid test has been issued by the United States Agency for International Development (“USAID”). USAID approval allows us to offer our product to those countries where USAID provides such funding. Some of our products have qualified for and use the European Union issued “CE” Mark, which allows us to enter into CE Member countries subject to individual country documentation and approval. Currently, two malaria rapid tests are approved under World Health Organization (“WHO”) guideline, and we anticipate approval of a third by the end of calendar 2017. WHO approval is necessary for those countries which rely upon the expertise of the WHO, as well as for non-governmental organization (“NGO”) funding. HDS products have also received registrations and approvals issued by other foreign governments. HDS is currently in the planning phase for entering into the newly announced, WHO “Pre-Qualified Approval” process for other HDS tests. This process allows expedited approval of rapid tests, reducing the current 24-30 month process time down to approximately 6-9 months. HDS products are also listed and offered internationally through the UNICEF and UNDP. On February 2016, we entered into a Long Term Agreement with the WHO for the approved rapid tests. While receiving small orders resulting from this Agreement, we anticipate larger orders from the WHO as our relationship expands.

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

We do not currently have FDA approval to sell any of our products in the United States. We anticipate submitting our devices to the FDA under a Pre-Market Approval Application (PMA) or through the 510K process. The 510K would require the appropriate regulatory administrative submissions as well as a limited scientific review by the FDA to determine completeness (acceptance and filing reviews); in-depth scientific, regulatory, and Quality System review by appropriate FDA personnel (substantive review); review and recommendation by the appropriate advisory committee (panel review); and final deliberations, documentation, and notification of the FDA decision. The PMA process is more extensive, requiring clinical trials to support the application. We expect to apply to FDA for approval of our first RDT to be submitted to the FDA for 510K approval within the next few months. We anticipate the FDA process will be completed within 9 months after submission. During this timeline we will be preparing documentation for additional rapid tests to undergo either the FDA PMA or 510k process.

Financial Condition

Generex’s historical business was in the development stage and we do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, neither Generex nor HDS has been profitable. HDS’ owner’s deficit was $13,622,289 at December 31, 2016. Generex’s consolidated net loss available to shareholders was $27,643,039 for the three months ended October 31, 2107 As of October 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. In addition, we do not have sufficient funds to carry out our strategic development plans. During fiscal 2016, we were required to lay-off all of our employees, our officers ceased receiving compensation. Certain officers began receiving compensation in June 2017. We will require additional funds to support our working capital requirements and any development or other activities. HDS’ past activities have been primarily financed by loans and capital contributions from its former primary owner. That source of funds will no longer be available. HDS entered into the Acquisition with the expectation that the existence of a public market for Generex’s stock would enable it to access financing from various sources. We cannot provide any assurance that we will obtain the required funding. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2016 or the first quarter of fiscal 2017.

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

Brief Company Background

Prior to our acquisition of a controlling interest in HDS, we were a development stage company. From inception through the end of the quarter ended October 31, 2017, we have received only limited revenues from operations. Our non-HDS business did not have any revenue for the three months ended October 31, 2017 or in the fiscal year ended July 31, 2017

We operate in two segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. HDS operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level.

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

Due to lack of funds, we did not expend any resources on research and development in the first quarter of fiscal 2018. Previously, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The first Oral-lyn global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. The completion of late-stage trials in Canada and the United States will require significantly greater funds than we currently have on hand. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

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

Inventory. HDS’ inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluate our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At December 31, 2016, HDS recorded a reserve for obsolescence of zero.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. Pursuant to the acquisition of HDS at the time of closing on January 18, 2017, the Company recorded $13,380,377 of goodwill, and as of October 31, 2017, the Company fully impaired the goodwill.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets, as of July 31, 2017 and October 31, 2017, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended October 31, 2017 compared to three months ended October 31, 2016

We had a net income for the three months ended October 31, 2017 of $27,643,039 versus a net income of $560,238 in the corresponding three months of the prior fiscal year. The income in this year’s fiscal three months was caused primarily by a gain in the changes in fair value of contingent purchase consideration of $28,298,376, offset by our operating expenses of $639,143 and interest expense of $134,945. The operating income in the corresponding three months of the prior year was due to gain in the change in fair value of derivative liabilities of $779,895, offset by our operating expenses of $102,818 and interest expense of $116,839.

Our operating loss for the three months ended October 31, 2017 increased to $636,925 compared to $102,818 in the same fiscal period of 2017. The increase in operating loss resulted primarily from the resumption of our operations late in the second quarter of fiscal 2017, from an increase in research and development expenses (to $237,782 from $-0-) and an increase in general and administrative expenses (to $401,361 from $102,818). We had minimal revenue in three-month periods ended October 31, 2017 and did not have revenue in the three-month period ended October 31, 2016.

The increase in research and development expenses in the three months ended October 31, 2017 versus the comparative three months in the previous fiscal year is primarily due to our clinical trials of Antigen’s AE37 cancer vaccine in patients with triple negative breast cancer in collaboration with Merck and research and development costs attributed to the acquisition of HDS.

Our interest expense in the first three months of fiscal 2018 was $134,945 compared to the previous year’s fiscal three months at $116,839. Change in fair value of derivative liabilities was $-0- in the first three months of fiscal 2018 compared to a gain of $779,895 in the first three months of fiscal 2017.

The net operating losses attributed to HDS in three-month periods ended October 31, 2017 amount to $116,533, primarily from general and administrative expenses of $64,776 and research and development costs of $64,775.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock. HDS financed its development stage activities primarily from capital contributions and loans from its previous primary owner.

As of October 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities, or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock we did not receive any funds from these activities, or from exercise of outstanding warrants during the three-month period ended October 31, 2017. Prior to October 31, 2017, we eliminated through amendment, exercise and conversion of all of our outstanding common stock purchase warrants (other than the Berkman warrant) and the outstanding shares of our Series G 9% Convertible Preferred Stock. All of the warrants were exercised on a “cashless” basis. This will result in the elimination of a significant derivative liability on our balance sheet for periods after February 9, 2017. Because the warrants were issued on a cashless basis, however, we received no funds from the exercise of the warrants.

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

Equity Financings

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,855. The purchase price of the Note was $562,379 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. The remaining $112,476 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay a $500,000 deposit to Emmaus Life Sciences, Inc. (“Emmaus”) pursuant to our Letter of Intent with Emmaus, as amended. On May 30, 2017, the Company received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent. In July 2017, the principal balance of the Convertible Note was fully repaid. In addition, the Company agreed to pay a late fee of $75,000 to Alpha.

On February 9, 2017, Generex entered into a Right to Shares Agreement with the holder of the Preferred Shares pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock based on the February 6, 2017 VWAP. The Company initially will deliver 1,000 shares pursuant to The Right to Shares Agreement. Those remaining 32,939 shares of the Company’s common stock, together with the Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder. Under the Right to Shares Agreement, the holder may not request issuance of shares, to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the holder or any of the holder’s Affiliates), would beneficially own in excess of the Beneficial Ownership Limitation. The Beneficial Ownership Limitation is initially 4.99%. From and after sixty-one (61) days after the date of the Right to Shares Agreement, the Beneficial Ownership Limitation shall be increased from 4.99% to 9.99%.

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

On April 27, 2017, the Company retired $658,622 of advances made by Joseph Moscato (President & CEO) and Lawrence Salvo (Senior Vice President) ($325,820 and $332,803, respectfully) The Company applied the 20% original issue discount, the same as original issue discount negotiated at arm’s length with Alpha Capital Anstalt (“Alpha”) in respect of the promissory note issued by the Company to Alpha on March 6, 2017. The 20% original issue discount Moscato and Salvo were 80% of the debt recognized and converted into Series I Preferred Stock providing 391 shares of Series I Convertible Preferred Stock to Moscato to retire indebtedness of $390,984; and 399 shares of Series I Convertible Preferred Stock to Salvo to retire indebtedness of $399,363.

Cash Flows for the three months ended October 31, 2017

For the three months ended October 31, 2017, we used $726,249 in cash to fund our operating activities. The use for operating activities included a net loss of $ 27,526,506, changes to working capital including a change in fair value of contingent purchase consideration of $28,298,376, an increase of $317,979 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $271,392.

The former majority shareholder of HDS has made advances and/or loans to HDS totaling $171,719 for the three months ended October 31, 2017. Otherwise, we had no cash provided by financing activities in the three months ended October 31, 2017.

Our net working capital deficiency at October 31, 2017 increased to $21.8 million from $21 million at July 31, 2017.

As of October 31, 2017, 150 shares of the Series G 9% Convertible Preferred Stock had been converted to common stock. On February 9, 2017, we entered into a Right to Shares Agreement with the holder of our Series G Convertible Preferred Stock pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock. The conversion was at effective price of $10.31 per share. The Company initially delivered 1,000 shares (on a post reverse split basis) pursuant to The Right to Shares Agreement. At the same time, the holder exercised Warrants through cashless exercise for an aggregate of 103,809 shares of Generex common stock. Pursuant to a Right to Shares Agreement, the remaining 33,939 shares of the Company’s common stock issued upon conversion of the preferred stock, together with the 103,809 Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder.

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

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,855. The purchase price of the Note was $562,379 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879.13 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement with the investor. The remaining $112,476 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay the initial deposit to Emmaus pursuant to our Letter of Intent, as described below. On May 30, 2017, the Company received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent. In July 2017, the principal balance of the Convertible Note was fully repaid. In addition, the Company agreed to pay a late fee of $75,000 to Alpha.

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of October 31, 2017, Berkman held $ 13,909,859 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrues interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Certain Related Party Transactions

On January 16, 2017, Joseph Moscato, the Company’s Chief Executive Officer and director, and Lawrence Salvo, then Company’s Senior Vice President and director, advanced the Company $500,000, which the Company paid to Emmaus Life Sciences, Inc. pursuant to our Letter of Intent with Emmaus. In addition to the Emmaus payment, during the nine-month period ended April 30, 2017, Mr. Moscato and Mr. Salvo advanced to Generex an aggregate of $131,725 for legal and accounting and other expenses incurred in the acquisition of HDS, preparing and filing SEC reports, paying our transfer agent and other expenses. On April 27, 2017, the Company retired these in exchange for Series I Convertible Preferred Stock after applying a 20% original issue discount, the same as original issue discount negotiated at arm’s length with Alpha on March 6, 2017. The 20% original issue discount provided Moscato and Salvo of ($65,164 and $66,56, respectfully) was 80% of the debt recognized and converted into Series I Preferred Stock providing 391 shares of Series I Convertible Preferred Stock to Moscato to retire indebtedness of $390,984; and 399 shares of Series I Convertible Preferred Stock to Salvo to retire indebtedness of $399,363.

Stephen Berkman holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that he will do so until such time that the Company completes additional financing. As of October 31, 2017, Mr. Berkman held $ 13,909,859 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrued interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2017, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of October 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $418,077,527 at October 31, 2017. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $418,077,527 at October 31, 2017, and our consolidated balance sheet reflected a stockholders’ deficiency of $ 52,337,893 at that date. We received a report from our independent auditors for the year ended July 31, 2016 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

Due to material weaknesses in our internal controls over financial reporting, our internal controls were determined not to be effective for the fiscal year ended July 31, 2012. Our disclosure controls and procedures and internal controls over financial reporting may not be effective in periods thereafter as a result of existing or newly identified material weaknesses in internal controls.

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

Because we were delinquent in our SEC filings, we were removed from the OTCQBÔ Venture Market.

We did not timely file Quarterly Reports or our Annual Report for the year ended July 31, 2016, and therefore our common stock was no longer quoted on the OTCQBÔ Venture Market. After being removed from the OTCQBÔ Venture Market, quotes for our common stock only appeared on the OTC Pink Market. On November 30, 2017, the Company’s common stock resumed quotation on the OTCQBÔ Venture Market.

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

In the past we have raised significant funds from the issuance of convertible preferred stock and common stock purchase warrants. These securities had conversion and exercise had price protection provisions, which decreased the exercise price of the warrant and conversion price of the preferred stock, and increased the number of shares which would be issued upon exercise of the warrants or conversion of the preferred stock. This feature diluted the prior holders of common stock. All of the convertible preferred stock and warrants outstanding as of October 31, 2016 were exercised or converted in February, 2017, and therefore all dilution attributable to these securities has occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable transactions occurred in the fiscal quarter ended October 31, 2017.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2017.

Item 3. Defaults Upon Senior Securities.

None in the fiscal quarter ended October 31, 2017.

Item 5. Other Information.

Subsequent to the fiscal quarter ended October 31, 2017, as reported in our Current Report on Form 8-K dated November 21, 2017, at our Annual meeting of Stockholders, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of common stock from 2,450,000 shares to 750,000,000 shares. A Certificate of Amendment effecting the increase was filed with the Delaware Secretary of State on November 27, 2017. In addition, the stockholders approved our 2017 Equity Incentive Plan which authorizes the issuance of stock and option grants for up to 240,000,000 shares of common stock. No grants have been made under the 2017 Equity Plan as of the date this Quarterly report was filed. .

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 43 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 14, 2017	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: December 14, 2017	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).

4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)

10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)

10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

43