Form 10-Q
period 2018-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2018-03-16
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 1,065,093 as of March 16, 2018.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2018	July 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$2,048,066	$2,879,165
Accounts receivable, net	175	—
Inventory, net	12,046	10,035
Other current assets	226,988	21,891
Total current assets	2,287,275	2,911,091
Property and equipment (Note 9)	48,857	573
Call option (Note 8)	3,257,655	4,237,829
Intangible asset (Note 8 and 9)	3,187,757	2,911,377
Patents, net	24,551	25,851
Other assets, net	7,824	7,824
TOTAL ASSETS	$8,813,919	$10,094,545

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,384,280	$10,172,610
Notes Payable (Note 9)	320,000	—
Loans from related parties (Note 3)	13,864,241	13,738,140
Total Current Liabilities	24,568,522	23,910,750
Warrants to be issued (Note 8)	46,303,223	66,060,026
Total Liabilities	70,871,744	89,970,776

Stockholders’ Deficiency (Note 6)
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and -0- issued shares at January 31, 2018 and July 31, 2017, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, -0- and -0- issued shares at January 31, 2018 and July 31, 2017, respectively	—	—
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 3,000 and 3,000 issued shares at January 31, 2018 and July 31, 2017, respectively	3	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 790 and 790 issued shares at January 31, 2018 and July 31, 2017, respectively	1	1
Common stock, $.001 par value; authorized 750,000,000 and 2,450,000 shares at January 31, 2018 and July 31, 2017, respectively; 1,068,101 and 1,068,101 issued and outstanding at January 31, 2018 and July 31, 2017, respectively	1,068	1,068
Common stock payable	2,168,951	2,168,951
Additional paid-in capital	368,409,627	368,409,627
Accumulated deficit	(427,814,171)	(445,720,566)
Accumulated other comprehensive income	779,252	783,150
Non-controlling interest	(5,602,556)	(5,518,465)
Total Stockholders’ Deficiency	(62,057,825)	(79,876,231)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$8,813,919	$10,094,545

Going Concern (Note 1)
Commitments & Contingencies (Note 4)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
Revenue
Sales	$—	$—	$2,218	$—
Licensing income (Note 1)	700,000	—	700,000	—
Total Revenue	700,000	—	702,218	—

Operating expenses
Research and development	150,897	75,640	388,679	75,640
General and administrative	714,689	140,087	1,116,050	242,905
Total operating expenses	865,586	215,727	1,504,729	318,545

Operating Loss	(165,586)	(215,727)	(802,511)	(318,545)

Other Income (Expense):
Interest expense	(142,245)	(126,669)	(277,190)	(243,508)
Changes in fair value of contingent purchase consideration (Note 8)	(9,521,747)	—	18,776,629	—
Impairment of goodwill (Note 8)	—	(14,335,822)	—	(14,335,822)
Change in fair value of derivative liabilities	—	(1,104,969)	—	(325,074)
Net Income (loss)	(9,829,578)	(15,783,187)	17,696,928	(15,222,949)
Net (loss) attributable to noncontrolling interests	(92,934)	(27,283)	(209,467)	(27,283)
Net Income (loss) Available to Common Stockholders	$(9,736,644)	$(15,755,904)	$17,906,395	$(15,195,666)

Net Income (loss) per Common Share (Note 5)
Basic	$(9.12)	$(17.16)	$16.76	$(16.63)
Diluted	$(9.12)	$(17.16)	$6.90	$(16.63)

Shares Used to Compute Income (loss) per Share (Note 5)
Basic	1,068,101	918,416	1,068,101	913,479
Diluted	1,068,101	918,416	2,595,974	913,479

Comprehensive Income (Loss):
Net Income (Loss)	$(9,736,644)	$(15,755,904)	$17,906,395	$(15,195,666)
Change in foreign currency translation adjustments	(15,730)	1,339	(3,898)	8,513
Comprehensive Income (Loss) Available to Common Stockholders	$(9,752,374)	$(15,754,565)	$17,902,497	$(15,187,153)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2016	620	—	908,541	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(620)	—	41,333	41	—	(41)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	19,529	20	—	167,380	—	—	167,400	—	167,400
Exercise of warrants for cash	—	—	3,333	3	—	49,997	—	—	50,000	—	50,000
Cashless exercise of warrants	—	—	31,195	31	1,071,851	460,455	—	—	1,532,337	—	1,532,337
Issuance of common stock for acquisition	—	—	53,211	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Issuance of series H preferred stock for cash	3,000	3	—	—	—	2,999,997	—	—	3,000,000	—	3,000,000
Issuance of series I preferred stock for conversion of debt	790	1	—	—	—	790,346	—	—	790,347	—	790,347
True-up rounding shares for reverse stock split	—	—	10,958	11	—	(11)	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	1,297,940	1,297,940
Net loss	—	—	—	—	—	—	(70,016,194)	—	(70,016,194)	(6,816,405)	(76,832,599)
Currency translation adjustment	—	—	—	—	—	—	—	(15,722)	(15,722)	—	(15,722)
Balance at July 31, 2017	3,790	4	1,068,100	1,068	2,168,951	368,409,627	(445,720,566)	783,150	(74,357,766)	(5,518,465)	(79,876,231)
Net Income (loss)	—	—	—	—	—	—	17,906,395	—	17,906,395	(209,467)	17,696,928
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	125,376	125,376
Currency translation adjustment	—	—	—	—	—	—	—	(3,898)	(3,898)	—	(3,898)
Balance at January 31, 2018	3,790	4	1,068,100	1,068	2,168,951	368,409,627	(427,814,171)	779,252	(56,455,269)	(5,602,556)	(62,057,825)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$17,696,928	$(15,222,949)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,022	—
Loss on goodwill impairment	—	14,335,822
Changes in fair value of contingent purchase consideration	(18,776,629)	—
Gain on disposal of property and equipment	—	1,276
Common stock issued for make-whole payments on preferred stock	—	72,900
Change in fair value of derivative liabilities	—	325,074
Changes in operating assets and liabilities:
Accounts receivable	(175)	—
Inventory	(2,011)	—
Accounts payable and accrued expenses	211,670	256,046
Other current assets	(205,097)	(24,535)
Net cash (used) in operating activities	(1,073,292)	(256,366)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	—	(500,000)
Purchase of fixed assets	(5,385)	—
Investment in non-controlling interest	—	99,593
Net cash used by investing activities	(5,385)	(400,407)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	126,101	656,153
Investment in subsidiary by noncontrolling interest	125,376	—
Proceeds from exercise of warrants	—	50,000
Net cash provided by financing activities	251,477	706,153

Net increase (decrease) in Cash and Cash Equivalents	(827,201)	49,380

Effects of currency translation on cash and cash equivalents	(3,898)	8,760

Cash and Cash Equivalents, Beginning of Period	2,879,165	16,899

Cash and Cash Equivalents, End of Period	$2,048,066	$75,039

Supplemental Disclosure of Cash Flow Information
Note payable issued for acquisition of a business	$320,000	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

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

On December 28, 2017, the Company completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC.

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

The Company’s accounting policies did not include Revenue Recognition in the latest Annual Report on Form 10-K.

On November 29, 2017, the Company’s wholly owned subsidiary, Antigen Express, Inc. (“Antigen”), entered into a License and Research Agreement (the “License Agreement”) with Shenzhen BioScien Pharmaceuticals Co., Ltd., (“Shenzhen”). Under the License Agreement, Antigen granted Shenzhen an exclusive license (the “License”) to use Antigen’s patents, know-how, data and other intellectual property relating to Antigen’s AE37 peptide to develop and sell products for the prevention and treatment of prostate cancer in China (including Taiwan, Hong Kong and Macau).

In exchange for the License, Shenzhen has agreed, inter alia, to the following financial consideration:

•	a $700,000 non-refundable initial payment;
•	milestone payments of $1,000,000 each upon completion of Phase II and Phase III studies;
•	a milestone payment of $2,000,000 upon regulatory approval of a product covered by the License; and
•	a 10% royalty on net sales, provided the patents are in force and there are no approved generic equivalents.

Shenzhen, generally, will be responsible for conducting clinical trials, securing Chinese regulatory approvals, and marketing in China for all products developed under the Agreement.

In the three and six-month period ended January 31, 2018 the Company recognized revenue for an amount equal to $700,000 representing the non-refundable initial payment, in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The results for the three and six-month period ended January 31, 2018 may not be indicative of the results for the entire year.

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

On August 24, 2017, the Company and Core Tech Solutions, Inc. (“Core Tech”) entered into a letter of intent (“LOI”) contemplating Company’s acquisition of a controlling interest of the outstanding capital stock of Core Tech. This LOI was terminated on December 18, 2017.

Certain prior period amounts have been reclassified in the Consolidated Cash Flow Statement for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $428 million and a working capital deficiency of approximately $22 million at January 31, 2018. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

The FASB issued several updates on Topic 606 “Revenue from Contracts with Customers”, including:

•	ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
•	ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”
•	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”
•	ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF (Emerging Issue Task Force) Meeting.”
•	ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”
•	ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”
•	ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842). Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.”

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, to be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company plans to adopt this guidance effective August 1, 2018, as required. The Company does not expect this guidance to have a significant impact on how it recognizes revenue and related expenses.  The Company is evaluating the impact of this update on its consolidated financial statement disclosures. The Company expects to complete its assessments prior to adoption of the guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company is evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company does not plan to elect early adoption for this pronouncement.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The amendments of the ASU are effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the effect that this guidance may have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted under certain circumstances. The amendments should be applied prospectively as of the beginning of the period of adoption. The Company is currently considering early adoption and assessing the impact that this standard will have on its consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2017-11 will have on its consolidated financial statements and is considering early adoption of the standard.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the impact, if any, ASU 2018-02 will have on its financial position, results of operations, and its consolidated financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements and is considering early adoption of the standard.

Note 3 - Loans from Related Parties

On January 16, 2017, Joseph Moscato, Chief Executive Officer and director (“Moscato”), and Lawrence Salvo, then Senior Vice President and director (“Salvo”), each made unsecured $250,000, non-interest bearing, advances to the Company, $500,000 in the aggregate, which the Company paid to Emmaus Life Sciences, Inc. pursuant to the Emmaus Letter of Intent (“Emmaus LOI”). Both Moscato and Salvo made other advances ($75,820 and $82,803, respectively) to permit the Company to pay certain third-party expenses in connection with the implementation of the Company’s repurposed business plan, including legal, accounting, transfer agent, Edgarization, and press release fees. On April 27, 2017, the Company converted 100% of such advances, $658,622 in the aggregate (the “Moscato – Salvo Advances”) into 790 shares of Series I preferred stock (see Note 6).

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the Company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bearing no interest thereafter. Upon acquisition of HDS by the Company (see Note 8), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 8) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. From January 19, 2017 through January 31, 2018, the loan principal increased by $624,404. As of January 31, 2018, the outstanding principal balance was $13,864,241.

Note 4 - Commitments and Contingencies:

Pending Litigation

The Company is a defendant in one legal proceeding relating to alleged breach of contract and claims against certain of the Company’s original buccal delivery patents. The Company is also a defendant in two legal proceedings brought by a former executive officer and her affiliate. These legal proceedings have been reported in the Company’s prior periodic reports. No activity has occurred in these cases in several years, and the Company now considers them immaterial.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  On November 27, 2017, AEXG filed a demand for arbitration with the American Arbitration Association’s International Centre for Dispute Resolution. The Company has filed a response. As of March 7, 2018, an arbitrator has been chosen, but no hearings have yet been scheduled. Generex management believes the Pharma Trials, LLC Financing was not subject to the prohibitions because the representative of Pharma Trials, LLC was a director of Generex, and for other reasons. No provisions have been made for these claims.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 850 for the six months ended January 31, 2018.

The weighted average number of common stock equivalents not included in diluted loss per share, because the effects are anti-dilutive, was 1,534,095 for the three months ended January 31, 2018.

For the three and six-month periods ended January 31, 2017 all outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 375,972 incremental shares at January 31, 2017, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Note 6 - Stockholders’ Deficiency:

Common Stock

On January 18, 2017, the Company issued 53,211 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 230,000 shares of common stock upon the conclusion of the Company’s reverse stock split. As of January 31, 2018, the shares have yet to be issued.

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

As of the date of this filing, 31,195 shares have been issued and 72,614 shares remain to be issued resulting in additional common stock payable $1,071,851 as of January 31, 2018.

Warrants

As of January 31, 2018 and July 31, 2017, there are no warrants issued or outstanding.

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

At closing of the first tranche on March 28, 2017, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds were repaid to the Company in July 2017 upon termination of the Emmaus LOI. As of January 31, 2018, an aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold.

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

Noncontrolling Interest

During the six months ended in January 31, 2018, there was a net loss attributable to the non-controlling interest (49%) in Hema Diagnostic Systems, LLC of $209,467 and contributions made of $125,376. The net change in the non-controlling interest as of January 31, 2018 was $84,091. For the periods ending January 31, 2018 and July 31, 2017, the non-controlling interest in Hema Diagnostic Systems, LLC was $5,602,556 and $5,518,465, respectively

Note 7 - Stock-Based Compensation:

Stock Option Plans

As of January 31, 2018, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At January 31, 2018, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value of any option grants in the six months ended January 31, 2018 and 2017.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2017	18,095	$31.02
Granted	—	—
Forfeited or expired	—	—
Exercised	—	—
Outstanding - January 31, 2018	18,095	$31.02

The 18,095 outstanding options at January 31, 2018 had a weighted average remaining contractual term of 0.6 years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the period ended January 31, 2018. As of January 31, 2018, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company did not grant any options during the six months ended January 31, 2018.

The following table summarizes information on stock options outstanding at January 31, 2018:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00	17,245	$1.00	0.53	47,424
$640.00	850	$640.00	2.10	—
	18,095	$31.02	0.61	$47,424

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

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant has been issued by the Company until such time that an increase in authorized capital has been approved. At the time of closing, Management determined that is was remote that the warrant would be issued and the Call Option would be exercised, accordingly no values have been attributed to the warrant and Call Option at closing. During the fiscal year 2017, after the issuance of Series I Preferred Stock, management made a redetermination and concluded that it was probable that the shareholder approval to increase authorized share capital would be obtained and the Call Option will be exercised. Accordingly, management recorded the fair value of the warrant of $66,060,026 as a liability and the Call Option of $4,237,829 as an asset as of July 31, 2017. During the fiscal year 2018, there was an increase in authorized shares, but the warrants still have not been issued.

As of January 31, 2018, the fair value of the warrant and Call Option was $46,303,223 and $3,257,655, respectively. For the six months ended January 31, 2018, the change in the fair value of the contingent purchase consideration of $18,776,629 was recorded as a gain in the condensed interim consolidated statements of operations and comprehensive income (loss). For the three months ended January 31, 2018, the change in the fair value of the contingent purchase consideration of $9,521,747 was recorded as a loss in the condensed interim consolidated statements of operations and comprehensive income (loss).

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of January 31, 2018. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	January 31, 2018	July 31, 2017
Exercise price	2.50	2.50
Time to expiration	3.96 years	4.47 years
Risk-free interest rate	2.29%	1.84%
Estimated volatility	120.67%	122.7%
Dividend	—	—
Stock price at valuation date	$3.75	5.05

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of January 31, 2018. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

	January 31, 2018	July 31, 2017
Risk-free interest rate	2.14%	1.34%
Estimated volatility	154.5%	143.9%
Remaining Term	1.96	2.47
Stock price at valuation date	$3.75	5.05

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the period ended January 31, 2018, is as follows:

	Other Intangibles, net	Goodwill	Total
Balance as of July 31, 2017	$2,911,377	$—	$2,911,377
Current period amortization	—	—	—
Additions from pharmacy acquisition	276,380		276,380
Balance as of January 31, 2018	$3,187,757	$—	$3,187,757

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

Goodwill for HDS was valued at $14.3 million as of the date of acquisition.  It was later determined that the value of goodwill was $13.4 million due to the change in estimates of in-process research and development.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $14.3 million as of the date of the acquisition. When the acquisition transaction closed in January 2017, HDS was a development-stage entity and its liabilities exceeded the aggregate value of its assets. Utilizing discounted cash flow (DCF) valuation methodology, Generex determined that HDS has forecasted losses throughout the reasonably foreseeable future with a nominal terminal value. In addition, there was a high degree of uncertainty as to the future cash flows of HDS. Therefore, the Company concluded that the implied goodwill arising out of the acquisition was zero and should be properly characterized as fully impaired as of July 31, 2017.

Note 9 - Acquisition of Pharmacies

On December 28, 2017, the Company completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note due and payable in full on June 28, 2018 bearing an annual interest rate of 3%.

The purchase price has been allocated as of the acquisition date based on management’s preliminary estimates as follows:

Intangible assets	$276,380
Property and Equipment	19,879
Leasehold Improvements	17,761
Computer Software	5,980
Total Assets Acquired	$320,000

The intangible assets represent the licenses obtained to operate a pharmacy in the respective state of each of the acquired pharmacies. Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the pharmacy license until the pharmacies becomes commercially viable and operations begin in the acquired pharmacies. At the time, when the intangible assets are placed in service, the Company will determine a useful life.

The Company has determined that the acquisition of the two pharmacies was a non-material business combination.  As such, pro forma disclosures are not required and are not presented within this filing.

Note 10 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six month periods ended January 31, 2018 and 2016. Effective January 18, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC, a Florida limited liability company (referred to as “HDS”). Our balance sheet at January 31, 2018 includes our interest in HDS and our interest in the results of operations of HDS for the period January 18, 2017 through January 31, 2018 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2018. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2018.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2018 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

References to HDS include its two wholly owned subsidiaries, Rapid Medical Diagnostics Corp. and Hema Diagnostic Systems Panama, S.A. Rapid Medical Diagnostics Corp. was established to develop products and hold patents used by Hema Diagnostic Systems, LLC. Hema Diagnostic Systems Panama, S.A. was established to distribute Hema Diagnostic Systems, LLC’s products in Central and South America. Prior to the Acquisition, equity interest in Hema Diagnostic Systems Panama, S.A. and Rapid Diagnostic Systems were separately held by the equity owners of HDS, and financial statements of the three companies were prepared on a combined basis, as they were under common control and management. Immediately prior to closing of the Acquisition, the equity owners contributed to HDS the equity of the other two companies, making them wholly owned subsidiaries of HDS.

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

Hema Diagnostic Systems

Hema Diagnostic Systems LLC (which we refer to as “HDS”) was established in December 2000 to market and distribute rapid test devices for infectious diseases. Since 2002, we have been developing an expanding line of rapid diagnostic tests (RDTs) for such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases. We distribute our own products and manufacture our devices in-house as well as through contract manufacturers. Some sub-components, made to our specifications, are produced in China, India and Germany. Our products are rapid immunochromatographic medical diagnostics that are administered at the point of care (POC) level and which can produce results as in as little as 10-15 minutes.

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

Financial Condition

Generex’s historical business was in the development stage and we do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, neither Generex nor HDS has been profitable. HDS’ owner’s deficit was $13,622,289 at December 31, 2016. Generex’s consolidated net income available to shareholders was $17,906,397 for the six months ended January 31, 2018. As of January 31, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months. In addition, we do not have sufficient funds to carry out our strategic development plans. During fiscal 2016, we were required to lay-off all of our employees, our officers ceased receiving compensation. Certain officers began receiving compensation in June 2017. We will require additional funds to support our working capital requirements and any development or other activities. HDS’ past activities have been primarily financed by loans and capital contributions from its former primary owner. That source of funds will no longer be available. HDS entered into the Acquisition with the expectation that the existence of a public market for Generex’s stock would enable it to access financing from various sources. We cannot provide any assurance that we will obtain the required funding. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities are underway in other countries at this juncture.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India.

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

Brief Company Background

Prior to our acquisition of a controlling interest in HDS, we were a development stage company. From inception through the end of the quarter ended January 31, 2018, we have received only limited revenues from operations, except for licensing income of $700,000 from our agreement with Shenzhen Pharmaceuticals in the second quarter of 2018. Our non-HDS business did not have any revenue for the six months ended January 31, 2018 or in the fiscal year ended July 31, 2017

We operate in two segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. HDS operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level.

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

Due to lack of funds, we did not expend any resources on research and development in the second quarter of fiscal 2018. Previously, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The first Oral-lyn global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. The completion of late-stage trials in Canada and the United States will require significantly greater funds than we currently have on hand. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

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

We did not expend any resources on research and development in the second quarter of fiscal 2018.  Previously, in accounting for research and development of Antigen’s products, because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. Pursuant to the acquisition of HDS at the time of closing on January 18, 2017, the Company recorded $13,380,377 of goodwill, and as of January 31, 2018, the Company fully impaired the goodwill.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. Prior to the acquisition of HDS, all of the Company’s patents had been written down in the fiscal year ended July 31, 2016. Pursuant to the acquisition of HDS, the Company recorded a stepped-up basis in In-Process Research and Development of HDS in the amount of $1,955,932 to be amortized over ten (10) years. Our intangible assets consist of patent patented technology and trademarks. In addition, from the pharmacy acquisition in December 2018 the Company recognized $287,380 of intangible asset relating to pharmacy licenses.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets, as of July 31, 2017 and January 31, 2018, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended January 31, 2018 compared to three months ended January 31, 2017

We had a net loss for the three months ended January 31, 2018 of $9,736,644 versus a net loss of $15,755,904 in the corresponding three months of the prior fiscal year. The income in this year’s fiscal three months was caused primarily by a loss in the changes in fair value of contingent purchase consideration of $9,521,747, offset by our operating income of $700,000 from the license and research agreement between Antigen Express, Inc. and Shenzhen Bioscience Pharmaceuticals Co. The operating loss in the corresponding three months of the prior year was due to a loss on impairment of goodwill of $14,355,822, a loss in the change in fair value of derivative liabilities of $1,104,969, our operating expenses of $215,727 and interest expense of $126,669.

Our operating loss for the three months ended January 31, 2018 decreased to $165,586 compared to $215,727 in the same fiscal period of 2017. The decrease in operating loss resulted primarily from the $700,000 licensing revenue offset by the resumption of our operations late in the second quarter of fiscal 2017, from an increase in research and development expenses (to $150,897 from $75,640) and an increase in general and administrative expenses (to $714,685 from $140,087).

The increase in research and development expenses in the three months ended January 31, 2018 versus the comparative three months in the previous fiscal year is primarily due to our clinical trials of Antigen’s AE37 cancer vaccine in patients with triple negative breast cancer in collaboration with Merck and research and development costs attributed to the acquisition of HDS.

Our interest expense in the three months ended January 31, 2018 was $142,245 compared to the previous year’s fiscal three months of $126,669. Change in fair value of derivative liabilities was $-0- in the three months ended January 31, 2018 compared to a loss of $1,104,969 corresponding three months of the prior fiscal year.

The net operating losses attributed to HDS in three-month periods ended January 31, 2018 amount to $92,934, compared to the previous year’s fiscal three months of $27,283.

Six months ended January 31, 2018 compared to six months ended January 31, 2017

We had a net income for the six months ended January 31, 2018 of $17,906,935 versus a net loss of $15,195,666 in the corresponding six months of the prior fiscal year. The income in this year’s fiscal six months was caused primarily by a gain in the changes in fair value of contingent purchase consideration of $18,776,629 and our operating income of $700,000 from the license and research agreement between Antigen Express, Inc. and Shenzhen Bioscience Pharmaceuticals Co. The operating loss in the corresponding six months of the prior year was due to a loss on impairment of goodwill of $14,355,822, a loss in the change in fair value of derivative liabilities of $325,074, our operating expenses of $318,545 and interest expense of $243,508.

Our operating loss for the six months ended January 31, 2018 increased to $1,504,724 compared to $318,545 in the same fiscal period of 2017. The increase in operating loss resulted primarily from the resumption of our operations late in the second quarter of fiscal 2017, from an increase in research and development expenses (to $388,679 from $75,640) and an increase in general and administrative expenses (to $1,116,050 from $242,905), offset by the $700,000 licensing revenue.

The increase in research and development expenses in the six months ended January 31, 2018 versus the comparative three months in the previous fiscal year is primarily due to our clinical trials of Antigen’s AE37 cancer vaccine in patients with triple negative breast cancer in collaboration with Merck and research and development costs attributed to the acquisition of HDS.

Our interest expense in the six months ended January 31, 2018 was $277,190 compared to the previous year’s fiscal six months of $243,508. Change in fair value of derivative liabilities was $-0- in the six months ended January 31, 2018 compared to a loss of $325,074 corresponding six months of the prior fiscal year.

The net operating losses attributed to HDS in six-month period ended January 31, 2018 amount to $209,467, compared to the previous year’s fiscal six months of $27,283.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock. HDS financed its development stage activities primarily from capital contributions and loans from its previous primary owner.

As of January 31, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities, or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock we did not receive any funds from these activities. Prior to January 31, 2018, we eliminated through amendment, exercise and conversion of all of our outstanding common stock purchase warrants (other than the Berkman warrant) and the outstanding shares of our Series G 9% Convertible Preferred Stock. All of the warrants were exercised on a “cashless” basis. This will result in the elimination of a significant derivative liability on our balance sheet for periods after February 9, 2017. Because the warrants were issued on a cashless basis, however, we received no funds from the exercise of the warrants.

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

Cash Flows for the six months ended January 31, 2018

For the six months ended January 31, 2018, we used $1,073,292 in cash to fund our operating activities. The use for operating activities included a net income of $17,696,928, changes to working capital including a change in fair value of contingent purchase consideration of $18,776,629, an increase of $211,670 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $205,097.

The former majority shareholder of HDS has made contributions of $125,376 and advances to HDS of $126,101 for the six months ended January 31, 2018. Otherwise, we had no cash provided by financing activities in the six months ended January 31, 2018.

Our net working capital deficiency at January 31, 2018 increased to $22.3 million from $21 million at July 31, 2017.

As of January 31, 2018, 150 shares of the Series G 9% Convertible Preferred Stock had been converted to common stock. On February 9, 2017, we entered into a Right to Shares Agreement with the holder of our Series G Convertible Preferred Stock pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock. The conversion was at effective price of $10.31 per share. The Company initially delivered 1,000 shares (on a post reverse split basis) pursuant to The Right to Shares Agreement. At the same time, the holder exercised Warrants through cashless exercise for an aggregate of 103,809 shares of Generex common stock. Pursuant to a Right to Shares Agreement, the remaining 33,939 shares of the Company’s common stock issued upon conversion of the preferred stock, together with the 103,809 Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder.

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

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of January 31, 2018, Berkman held $13,864,241 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrued interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of January 31, 2018, Berkman held $13,864,241 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrued interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2018, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of January 31, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $427,814,171 at January 31, 2018. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $427,814,171 at January 31, 2018, and our consolidated balance sheet reflected a stockholders’ deficiency of $62,057,825 at that date. We received a report from our independent auditors for the year ended July 31, 2017 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

In the past we have raised significant funds from the issuance of convertible preferred stock and common stock purchase warrants. These securities had conversion and exercise had price protection provisions, which decreased the exercise price of the warrant and conversion price of the preferred stock, and increased the number of shares which would be issued upon exercise of the warrants or conversion of the preferred stock. This feature diluted the prior holders of common stock. All of the convertible preferred stock and warrants outstanding as of October 31, 2016 were exercised or converted in February 2017, and therefore all dilution attributable to these securities has occurred.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable transactions occurred in the fiscal quarter ended January 31, 2018.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2018.

Item 3. Defaults Upon Senior Securities.

None in the fiscal quarter ended January 31, 2018.

Item 5. Other Information.

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

On December 28, 2017, the Company, through a new wholly-owned subsidiary NuGenerex Distribution Solutions, LLC, acquired two pre-operational pharmacies, Empire State Pharmacy LLC in New York State and Grainland Pharmacy LLC in the State of Kansas. It is expected that both locations will be fully operational in 2018 The Company issued a non-recourse promissory note, payable with 5% interest on July 28, 2018. The only remedy of seller for the Company’s failure to pay is the reacquisition of the pharmacy assets by the seller.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 43 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 16, 2018	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: March 16, 2018	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).

4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)

10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)

10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

45