Form 10-Q
period 2018-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2018-06-11
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 1,068,100 as of June 5, 2018.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2018	July 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,567,433	$2,879,165
Inventory, net	12,046	10,035
Other current assets	161,739	21,891
Total current assets	1,741,218	2,911,091
Property and equipment	37,730	573
Call option (Note 8)	2,757,815	4,237,829
Intangible asset (Note 8 and 9)	3,187,757	2,911,377
Patents, net	23,926	25,851
Other assets, net	7,824	7,824
TOTAL ASSETS	$7,756,270	$10,094,545

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$10,846,465	$10,172,610
Notes Payable (Note 9)	320,000	—
Loans from related parties (Note 3)	13,883,943	13,738,140
Total Current Liabilities	25,050,408	23,910,750
Warrants to be issued (Note 8)	41,229,890	66,060,026
Total Liabilities	66,280,298	89,970,776

Stockholders’ Deficiency (Note 6)
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and -0- issued shares at April 30, 2018 and July 31, 2017, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, -0- and -0- issued shares at April 30, 2018 and July 31, 2017, respectively	—	—
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 3,000 and 3,000 issued shares at April 30, 2018 and July 31, 2017, respectively	3	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 790 and 790 issued shares at April 30, 2018 and July 31, 2017, respectively	1	1
Common stock, $.001 par value; authorized 750,000,000 and 2,450,000 shares at April 30, 2018 and July 31, 2017, respectively; 1,068,101 and 1,068,101 issued and outstanding at April 30, 2018 and July 31, 2017, respectively	1,068	1,068
Common stock payable	2,168,951	2,168,951
Additional paid-in capital	368,409,627	368,409,627
Accumulated deficit	(424,278,284)	(445,720,566)
Accumulated other comprehensive income	792,929	783,150
Non-controlling interest (Note 6)	(5,618,323)	(5,518,465)
Total Stockholders’ Deficiency	(58,524,028)	(79,876,231)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$7,756,270	$10,094,545
Going Concern (Note 1)
Commitments & Contingencies (Note 4)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Revenue
Sales	$—	$—	$2,218	$—
Licensing income	—	—	700,000	—
Total Revenue	—	—	702,218	—

Operating expenses
Research and development	307,420	187,786	696,099	263,426
General and administrative	684,390	346,222	1,800,440	589,127
Total operating expenses	991,810	534,008	2,496,539	852,553
Operating Loss	(991,810)	(534,008)	(1,794,321)	(852,553)

Other Income (Expense):
Interest expense	(149,590)	(186,463)	(426,780)	(429,971)
Changes in fair value of contingent purchase consideration (Note 8)	4,573,493	(49,537,836)	23,350,122	(49,537,836)
Impairment of goodwill	—	—	—	(14,335,822)
Change in fair value of derivative liabilities	—	1,034,991	—	709,917
Net Income (loss)	3,432,093	(49,223,316)	21,129,021	(64,446,265)
		—
Net (loss) attributable to noncontrolling interests	(103,794)	(7,132,015)	(313,261)	(7,159,298)
Net Income (loss) Available to Common Stockholders	$3,535,887	$(42,091,301)	$21,442,282	$(57,286,967)

Net Income (loss) per Common Share (Note 5)
Basic	$3.31	$(45.83)	$20.08	$(59.67)
Diluted	$3.31	$(45.83)	$8.26	$(59.67)

Shares Used to Compute Income (loss) per Share (Note 5)
Basic	1,068,100	918,416	1,068,100	960,054
Diluted	2,592,716	918,416	2,592,716	960,054

Comprehensive Income:
Net Income	$3,535,887	$(42,091,301)	$21,442,282	$(57,286,967)
Change in foreign currency translation adjustments	13,677	5,560	9,779	14,073
Comprehensive Income Available to Common Stockholders	$3,549,564	$(42,085,741)	$21,452,061	$(57,272,894)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2016	620	—	908,541	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(620)	—	41,333	41	—	(41)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	19,529	20	—	167,380	—	—	167,400	—	167,400
Exercise of warrants for cash	—	—	3,333	3	—	49,997	—	—	50,000	—	50,000
Cashless exercise of warrants	—	—	31,195	31	1,071,851	460,455	—	—	1,532,337	—	1,532,337
Issuance of common stock for acquisition	—	—	53,211	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Issuance of series H preferred stock for cash	3,000	3	—	—	—	2,999,997	—	—	3,000,000	—	3,000,000
Issuance of series I preferred stock for conversion of debt	790	1	—	—	—	790,346	—	—	790,347	—	790,347
True-up rounding shares for reverse stock split	—	—	10,958	11	—	(11)	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	1,297,940	1,297,940
Net loss	—	—	—	—	—	—	(70,016,194)	—	(70,016,194)	(6,816,405)	(76,832,599)
Currency translation adjustment	—	—	—	—	—	—	—	(15,722)	(15,722)	—	(15,722)
Balance at July 31, 2017	3,790	4	1,068,100	1,068	2,168,951	368,409,627	(445,720,566)	783,150	(74,357,766)	(5,518,465)	(79,876,231)
Net Income (loss)	—	—	—	—	—	—	21,442,282	—	21,442,282	(313,261)	21,129,021
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	213,403	213,403
Currency translation adjustment	—	—	—	—	—	—	—	9,779	9,779	—	9,779
Balance at April 30, 2018	3,790	4	1,068,100	1,068	2,168,951	368,409,627	(424,278,284)	792,929	(52,905,705)	(5,618,323)	(58,524,028)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$21,129,021	$(64,446,265)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	17,514	—
Common stock issued for services rendered	—	2,327
Loss on goodwill impairment	—	14,335,822
Changes in fair value of contingent purchase consideration	(23,350,122)	49,537,836
Gain on disposal of property and equipment	—	1,276
Amortization of debt discount	—	148,469
Common stock issued for make-whole payments on preferred stock	—	—
Forgiveness of debt from related party	—	(83,554)
Change in fair value of derivative liabilities	—	(709,917)
Changes in operating assets and liabilities:
Accounts receivable	—	980
Inventory	(2,011)	(1,564)
Accounts payable and accrued expenses	673,856	592,625
Other current assets	(139,848)	88,416
Other assets	—	5,354
Net used in operating activities	(1,671,590)	(528,195)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	—	(4,000,000)
Purchase of fixed assets	(8,553)	—
Cash received in acquisition of a business	—	12,363
Net cash used in investing activities	(8,553)	(3,987,637)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	145,803	982,122
Repayment of loan to related party	—	(14,096)
Proceeds from convertible note payable	—	503,879
Proceeds from issuance of preferred stock	—	3,000,000
Investment in subsidiary by noncontrolling interest	213,403	—
Proceeds from exercise of warrants	—	50,000
Net cash provided by financing activities	359,206	4,521,905

Net (decrease) increase in Cash and Cash Equivalents	(1,321,511)	6,073

Effects of currency translation on cash and cash equivalents	9,779	14,095

Cash and Cash Equivalents, Beginning of Period	2,879,165	16,899

Cash and Cash Equivalents, End of Period	$1,567,433	$37,067

Supplemental Disclosure of Cash Flow Information
Payment of note by issuance of convertible note payable	$—	$50,000
Note payable issued for acquisition of a business	$320,000	$—
Issuance of stock options to satisfy compensation liabilities	$—	$—
Cashless exercise of warrants	$—	$1,532,337
Conversion of debt from related party	$—	$790,347
Common stock issued for make whole payments	$—	$167,400
Issuance of round up shares	$—	$11
Conversion of series F 9% convertible preferred stock to common stock	$—	$8
Conversion of series G 9% convertible preferred stock to common stock	$—	$33
Shares issued for acquisition of a business	$—	$253,816

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three and nine months ended April 30, 2018

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

In the three and nine-month period ended April 30, 2018 the Company recognized revenue for an amount equal to $700,000 representing the non-refundable initial payment, in accordance with FASB ASC 605, Revenue Recognition. ASC 605 requires that four basic criteria are met (1) persuasive evidence of an arrangement exists, (2) delivery of products and services has occurred, (3) the fee is fixed or determinable and (4) collectability is reasonably assured.

The results for the three and six-month period ended April 30, 2018 may not be indicative of the results for the entire year.

The unaudited consolidated Interim Financial Statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2018. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Certain prior period amounts have been reclassified in the Consolidated Statement of Cash Flows for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $424 million and a working capital deficiency of approximately $23 million at April 30, 2018. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the Company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bearing no interest thereafter. Upon acquisition of HDS by the Company (see Note 8), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 8) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. From January 19, 2017 through April 30, 2018, the loan principal increased by $644,106. As of April 30, 2018, the outstanding principal balance was $13,883,943.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  On November 27, 2017, AEXG filed a demand for arbitration with the American Arbitration Association’s International Centre for Dispute Resolution. The Company has filed a response, and the parties are engaged in discovery. A hearing with the arbitrator is scheduled for June 28, 2018. Generex management believes the Pharma Trials, LLC Financing was not subject to the prohibitions because the representative of Pharma Trials, LLC was a director of Generex, and for other reasons. No provisions have been made for these claims.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 850 for the three months ended April 30, 2018.

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 850 for the nine months ended April 30, 2018.

For the three and nine-month periods ended April 30, 2017 all outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 1,603,125 incremental shares at April 30, 2017, have been excluded from the computation of diluted EPS as they are anti-dilutive.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding - Basic	$1,068,100	1,056,343	$1,068,100	960,054
Potentially dilutive common stock equivalents	1,524,616	1,603,125	1,524,616	1,603,125
Weighted average number of common and equivalent shares outstanding-Diluted	$2,592,716	2,659,468	$2,592,716	2,563,179

Note 6 - Stockholders’ Deficiency:

Common Stock

On January 18, 2017, the Company issued 53,211 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 230,000 shares of common stock upon the conclusion of the Company’s reverse stock split. As of April 30, 2018, the shares have yet to be issued.

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

As of the date of this filing, 31,195 shares have been issued and 72,614 shares remain to be issued resulting in additional common stock payable $1,071,851 as of April 30, 2018.

Warrants

As of April 30, 2018 and July 31, 2017, there are no warrants issued or outstanding.

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

At closing of the first tranche on March 28, 2017, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds were repaid to the Company in July 2017 upon termination of the Emmaus LOI. As of April 30, 2018, an aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold.

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

Noncontrolling Interest

During the nine months ended in April 30, 2018, there was a net loss attributable to the non-controlling interest (49%) in HDS of $313,261 and contributions made of $213,404. The net change in the non-controlling interest as of April 30, 2018 was $99,858. For the periods ending April 30, 2018 and July 31, 2017, the non-controlling interest in HDS was $5,618,323 and $5,518,465, respectively.

Note 7 - Stock-Based Compensation:

Stock Option Plans

As of April 30, 2018, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At April 30, 2018, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value of any option grants in the nine months ended April 30, 2018 and 2017.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2017	18,095	$31.02
Granted	—	—
Forfeited or expired	(4,730)	1.00
Exercised	—	—
Outstanding - April 30, 2018	13,365	$41.64

The 13,365 outstanding options at April 30, 2018 had a weighted average remaining contractual term of 0.4 years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the period ended April 30, 2018. As of April 30, 2018, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company did not grant any options during the nine months ended April 30, 2018, or for the year ended July 31, 2017.

The following table summarizes information on stock options outstanding at April 30, 2018:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at April 30, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00	12,515	$1.00	0.43	24,404
$640.00	850	$640.00	1.86	—
	13,365	$41.64	0.52	$24,404

Note 8 - Acquisition of Hema Diagnostics Systems, LLC:

On January 18, 2017, the Company acquired a 51% interest in HDS, pursuant to the Acquisition Agreement. At closing, the Company acquired 4,950 of HDS’s 10,000 previously outstanding limited liability company units in exchange for 53,191 shares of Generex common stock valued at $253,721, plus 20 shares of Generex common stock issued to HDS in exchange for 300 new limited liability company units. The Acquisition Agreement also provides the Company with a call option to acquire the remaining 49% of HDS and a retirement of HDS shareholder loans in the amount of $13,431,706 (including interest) (the “Call Option”) for the aggregate purchase price of $1.

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

As of April 30, 2018, the fair value of the warrant and Call Option was $41,229,890 and $2,757,815, respectively. For the three months ended April 30, 2018, the change in the fair value of the contingent purchase consideration of $4,573,493 was recorded as a loss in the condensed interim consolidated statements of operations and comprehensive income (loss). For the nine months ended April 30, 2018, the change in the fair value of the contingent purchase consideration of $23,350,122 was recorded as a gain in the condensed interim consolidated statements of operations and comprehensive income (loss).

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of April 30, 2018. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	April 30, 2018	July 31, 2017
Exercise price	$2.50	2.50
Time to expiration	3.72 years	4.47 years
Risk-free interest rate	2.62%	1.84%
Estimated volatility	182.67%	122.7%
Dividend	—	—
Stock price at valuation date	$2.95	5.05

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of April 30, 2018. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

	April 30, 2018	July 31, 2017
Risk-free interest rate	2.10%	1.34%
Estimated volatility	133.4%	143.9%
Remaining Term	1.71	2.47
Stock price at valuation date	$2.95	5.05

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the period ended April 30, 2018, is as follows:

	Other Intangibles, net	Goodwill	Total
Balance as of July 31, 2017	$2,911,377	$—	$2,911,377
Current period amortization	—	—	—
Additions from pharmacy acquisition (Note 9)	276,380		276,380
Balance as of April 30, 2018	$3,187,757	$—	$3,187,757

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six month periods ended April 30, 2018 and 2016. Effective January 18, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC, a Florida limited liability company (referred to as “HDS”). Our balance sheet at April 30, 2018 includes our interest in HDS and our interest in the results of operations of is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended April 30, 2018. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2018.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2018 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

Generex’s historical business was in the development stage and we do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, neither Generex nor HDS has been profitable. HDS’ owner’s deficit was $21,360,879 at July 31, 2017. Generex’s consolidated net gain available to shareholders was $21,442,282 for the nine months ended April 30, 2018. As of April 30, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months. In addition, we do not have sufficient funds to carry out our strategic development plans. During fiscal 2016, we were required to lay-off all of our employees, our officers ceased receiving compensation. Certain officers began receiving compensation in June 2017. We will require additional funds to support our working capital requirements and any development or other activities. HDS’ past activities have been primarily financed by loans and capital contributions from its former primary owner. That source of funds will no longer be available. HDS entered into the Acquisition with the expectation that the existence of a public market for Generex’s stock would enable it to access financing from various sources. We cannot provide any assurance that we will obtain the required funding. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Brief Company Background

Prior to our acquisition of a controlling interest in HDS, we were a development stage company. From inception through the end of the quarter ended April 30, 2018, we have received only limited revenues from operations, except for licensing income of $700,000 from our agreement with Shenzhen Pharmaceuticals in the second quarter of 2018. Our non-HDS business did not have any revenue for the nine months ended April 30, 2018 or in the fiscal year ended July 31, 2017

We operate in two segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. HDS operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. Pursuant to the acquisition of HDS at the time of closing on January 18, 2017, the Company recorded $13,380,377 of goodwill, and as of April 30, 2018, the Company fully impaired the goodwill.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. Prior to the acquisition of HDS, all of the Company’s patents had been written down in the fiscal year ended July 31, 2016. Pursuant to the acquisition of HDS, the Company recorded a stepped-up basis in In-Process Research and Development of HDS in the amount of $1,955,932 to be amortized over ten (10) years. Our intangible assets consist of patent patented technology and trademarks. In addition, from the pharmacy acquisition in December 2017 the Company recognized $287,380 of intangible asset relating to pharmacy licenses.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets, as of July 31, 2017 and April 30, 2018, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended April 30, 2018 compared to three months ended April 30, 2017

We had a net income for the three months ended April 30, 2018 of $3,535,887 versus a net loss of $42,091,301 in the corresponding three months of the prior fiscal year. The loss in last year’s fiscal three months was caused primarily by the changes in fair value of contingent purchase consideration of $49,537,836. The net income in the corresponding three months of the this year was due primarily to the changes in fair value of contingent purchase consideration of $4,573,493, interest expense of $149,566 and operating losses of $991,834. Of this amount, a loss $103,794 was attributable to non-controlling interests.

Our operating loss for the three months ended April 30, 2018 decreased to $991,834 compared to $534,008 in the same fiscal period of 2017. The increase in operating loss resulted from a increase in research and development expenses (to $307,420 from $187,786) and an increase in general and administrative expenses (to $684,390 from $346,222).

The increase in research and development expenses in the three months ended April 30, 2018 versus the comparative three months in the previous fiscal year is primarily due to our clinical trials of Antigen’s AE37 cancer vaccine in patients with triple negative breast cancer in collaboration with Merck and research and development costs attributed to the acquisition of HDS.

Our interest expense in the three months ended April 30, 2018 was $149,590 compared to the previous year’s fiscal three months of $186,463. Change in fair value of derivative liabilities was $-0- in the three months ended April 30, 2018 compared to a loss of $1,034,991 corresponding three months of the prior fiscal year.

The net operating losses attributed to HDS in three-month periods ended April 30, 2018 amount to $103,794, compared to the previous year’s fiscal three months of $7,132,015.

Nine months ended April 30, 2018 compared to nine months ended April 30, 2017

We had a net income for the nine months ended April 30, 2018 of $21,442,282 versus a net loss of $57,286,967 in the corresponding nine months of the prior fiscal year. The income in this year’s fiscal nine months was caused primarily by a gain in the changes in fair value of contingent purchase consideration of $23,350,122 and our licensing revenue of $700,000 from the license and research agreement between Antigen Express, Inc. and Shenzhen Bioscience Pharmaceuticals Co. The net loss in the corresponding nine months of the prior year was primarily due to changes in the fair value of contingent purchase consideration of $49,537,836, impairment of goodwill of $14,335,822 and operating losses of $852,553.

Our operating loss for the nine months ended April 30, 2018 increased to $1,794,321 compared to $852,553 in the same fiscal period of 2017. The increase in operating loss resulted primarily from the resumption of our operations late in the second quarter of fiscal 2017, from an increase in research and development expenses (to $696,099 from $263,426) and an increase in general and administrative expenses (to $1,800,440 from $589,127), offset by the $700,000 licensing revenue.

The increase in research and development expenses in the nine months ended April 30, 2018 versus the comparative three months in the previous fiscal year is primarily due to our clinical trials of Antigen’s AE37 cancer vaccine in patients with triple negative breast cancer in collaboration with Merck and research and development costs attributed to the acquisition of HDS.

Our interest expense in the nine months ended April 30, 2018 was $426,780 compared to the previous year’s fiscal nine months of $429,971. Change in fair value of derivative liabilities was $-0- in the nine months ended April 30, 2018 compared to a gain of $709,917 corresponding nine months of the prior fiscal year.

The net operating losses attributed to HDS in nine-month period ended April 30, 2018 amount to $639,308. In the previous year’s period between January 18, 2017 and April 30, 2017 was $274,990.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock. HDS financed its development stage activities primarily from capital contributions and loans from its previous primary owner.

As of April 30, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities, or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock we did not receive any funds from these activities. Prior to April 30, 2018, we eliminated through amendment, exercise and conversion of all of our outstanding common stock purchase warrants (other than the Berkman warrant) and the outstanding shares of our Series G 9% Convertible Preferred Stock. All of the warrants were exercised on a “cashless” basis. This will result in the elimination of a significant derivative liability on our balance sheet for periods after February 9, 2017. Because the warrants were issued on a cashless basis, however, we received no funds from the exercise of the warrants.

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

Cash Flows for the nine months ended April 30, 2018

For the nine months ended April 30, 2018, we used $1,671,590 in cash to fund our operating activities. The use for operating activities included a net income of $21,129,021, changes to working capital including a change in fair value of contingent purchase consideration of $23,350,122, an increase of $673,856 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $139,848.

The former majority shareholder of HDS has made contributions of $213,403 and loan proceeds from related party of $145,803 for the nine months ended April 30, 2018. Otherwise, we had no cash provided by financing activities in the nine months ended April 30, 2018.

Our net working capital deficiency at April 30, 2018 increased to $23.3 million from $21.0 million at July 31, 2017.

As of April 30, 2018, 150 shares of the Series G 9% Convertible Preferred Stock had been converted to common stock. On February 9, 2017, we entered into a Right to Shares Agreement with the holder of our Series G Convertible Preferred Stock pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock. The conversion was at effective price of $10.31 per share. The Company initially delivered 1,000 shares (on a post reverse split basis) pursuant to The Right to Shares Agreement. At the same time, the holder exercised Warrants through cashless exercise for an aggregate of 103,809 shares of Generex common stock. Pursuant to a Right to Shares Agreement, the remaining 33,939 shares of the Company’s common stock issued upon conversion of the preferred stock, together with the 103,809 Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder.

Funding Requirements and Commitments

If we obtain necessary financing, we expect to expend resources towards regulatory approval and commercialization of Generex Oral-lyn™ and further clinical development of our immunotherapeutic vaccines.

Our future funding requirements and commitments and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials

•	Identificcation of startegic development opportunties;

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and

•	the receptivity of the financial market to biopharmaceutical companies.

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

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of April 30, 2018, Berkman held $13,883,943 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrued interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of April 30, 2018, Berkman held $13,883,943 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrued interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2018, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of April 30, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $427,814,171 at April 30, 2018. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $424,278,284 at April 30, 2018, and our consolidated balance sheet reflected a stockholders’ deficiency of $58,524,028 at that date. We received a report from our independent auditors for the year ended July 31, 2017 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable transactions occurred in the fiscal quarter ended April 30, 2018.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2018.

Item 3. Defaults Upon Senior Securities.

None in the fiscal quarter ended April 30, 2018.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 11, 2018	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 11, 2018	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).

4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)

10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)

10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

46