Form 10-K
period 2018-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2018-10-26
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-25169

GENEREX BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10102 USA Today Way Miramar, Florida,	33025
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☒

As of July 31, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.2 million based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At October 26, 2018, there were 1,065,093 shares of common stock outstanding.

1

Generex Biotechnology Corporation

Form 10-K

July 31, 2018

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

Subsidiaries and Acquisitions

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

On October 3, 2018, after the end of the fiscal year addressed by this Annual Report, our wholly owned subsidiary, NuGenerex Distribution Solutions, LLC (“NuGenerex”), entered into an Asset Purchase Agreement (the “Agreement”) with Veneto Holdings, L.L.C. (“Veneto”), pursuant to which NuGenerex has purchased, and will purchase, certain assets of Veneto and its subsidiaries (the “Assets”). The Agreement contains provisions regarding payment terms, confidentiality and indemnification, as well as other customary provisions.

Effective as at October 3, 2018, NuGenerex Distribution Solutions, LLC assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of that LLC is NuGenerex Management Services, Inc., a wholly-owned subsidiary of Generex Biotechnology Corporation.

 The Agreement provides for a bifurcated closing, the first of which took place on October 3, 2018 (the “First Closing”). At the First Closing, NuGenerex purchased the operating assets of (a) seven dispensing pharmacies, (b) a wholesale pharmacy purchasing company, and (c) an in-network laboratory (the “First Closing Assets”). In consideration of the sale, transfer, and assignment of the First Closing Assets on the First Closing Date, NuGenerex executed and delivered to Veneto a secured promissory note in the principal amount of $15,000,000 (the “Note”). The Note calls for payment in full on the Second Closing with interest at an annual rate of 5.0%. The Note is guaranteed by Generex and Joseph Moscato, and secured by a first priority security interest in Generex’s assets other than the First Closing Assets. If the Agreement is terminated and the Second Closing does not occur, Generex will have 90 days after termination of the Agreement to repay the loan. The Note has standard events of default for non-payment of principal or interest, certain events of insolvency and bankruptcy of the maker and other uncured, non-monetary defaults.

NuGenerex intends to complete the acquisition of Assets from Veneto at a second closing (the ‘Second Closing”) on or before November 1, 2018. The Assets to be acquired at the Second Closing (“Second Closing Assets”) consist primarily of Veneto’s interests in, and contracts with, Management Service Organizations (MSO’s) serving pharmacies, laboratories, and other ancillary service providers. The Agreement is subject to a number of closing conditions that must be satisfied prior to the Second Closing, and either party may terminate the Agreement if the Second Closing does not occur on or before November 1, 2018. As described below, these closing conditions include significant funding to be obtained by NuGenerex, and there is no assurance that the Second Closing will occur.

The aggregate purchase price for the Assets, is $30,000,000 including the Promissory Note. At the Second Closing, this amount will be paid as follows: (i) NuGenerex will pay the principal of the Promissory Note plus interest to Veneto, (ii) $9,000,000 will be paid by NuGenerex into a trust or other fiduciary account acceptable to Veneto to be used exclusively for satisfaction of certain contingent liabilities of Veneto and subsidiaries of Veneto not being acquired by NuGenerex (for a period of time to be agreed to by Generex’s lender) (iii) $3,000,000 will be paid by NuGenerex into an escrow account to secure potential obligations of Veneto in respect of the Second Closing date working capital and under the indemnification provisions of the Agreement and (iv) the balance will be payable directly to Veneto in cash.

Generex has received a non-binding letter of intent from a lender to provide the funds necessary to complete the Second Closing (as opposed to Generex equity or convertible instruments). The lender is continuing its due diligence at this time, and has not yet supplied definitive loan documents.

NuGenerex has entered into a temporary fee-for-service arrangement with Veneto and one of its subsidiaries for Veneto to provide managements, personnel, operational, administrative and other services with respect to the First Closing Assets pending the Second Closing. At the Second Closing, all of Veneto personnel providing these services are expected to become employees or consultants of NuGenerex, and Veneto will no longer provide the services. If the Agreement terminated without a Second Closing, those arrangements will continue for one year from the First Closing.

We have additional subsidiaries incorporated in the U.S. and Canada which are dormant and do not carry on any business activities.

Overview of Business

Generex Historical Business

Prior to January, 2017, Generex was engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccine AE37 designed to stimulate a potent and specific immune response against tumors with even low levels of expression of the HER-2/neu oncogene in patients with breast cancer in a Phase II clinical trial and in a Phase I trial in patients with prostate cancer. Other peptide vaccines based on the same proprietary technology have been tested against avian influenza in another Phase I clinical trial. We also initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer using a combination of two different peptides.  The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to developing vaccines for pandemic influenza viruses, we have vaccine development efforts underway for seasonal influenza virus, HIV, HPV induced cancers, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2017 or 2018, nor are any expected to these countries during the remainder of calendar year 2018. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients were enrolled at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure sufficient additional financing. However, we have initiated a project with the University Health Network of the University of Toronto, and the University of Guelph, Ontario to enhance the formulation of Generex Oral-lyn™ in order to reduce the number of puffs required for prandial use.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2018 and do not expect any revenues to be recognized in India in the next twelve months.

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

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have discontinued development and/or sale of their inhalable forms of insulin. MannKind introduced a new pulmonary insulin which was approved by the FDA in 2014.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $409,386,468 at July 31, 2018. As of July 31, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

In addition to (a) buccal drug delivery systems R&D, and (b) R&D and clinical work in technologies for metabolic and immunological diseases, there is (c) medical diagnostics for infectious diseases (via HDS), and (d) management, regulatory, compliance, and other support services to the medical community.

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

Second, we may register selected assays such as the The NGDx-Express II Test for Syphilis Antibodies and the the NGDx-Express II Test for HIV 1/2 Antibodies in the United States through the FDA, and in the European Union through the CE mark process, to allow access to more affluent US and European markets.

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

We believe that the execution of this three-pronged strategy, revolving around maximizing the sales of existing products and the development of quantitative rapid point-of-care assays can substantially increase the value of HDS and its parent company, Generex Biotechnology.

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

Other Potential Buccal Products

We have currently ongoing discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds Memorandums of Understanding have been signed with two companies for the testing of RapidMist technology with both Leuprolide and medical marijuana.

Diagnostic Products

Although we sell “cassette” based diagnostic tests based on standard designs, we predict our future success will be tied to the manufacture and sale of products based on our proprietary EXPRESS device platform systems (Fig. 1) and on the quantitative rapid assays, such as the Sepsis Multiplex Biomarker assay that we are currently developing, as described above.

Figure 1

Current EXPRESS PLATFORM PRODUCTS

The EXPRESS Platforms:

The NGDx-EXPRESS platforms are designed to ensure ease of use, accuracy of performance, and cost-effectiveness of production.  Test results of each EXPRESS test device are easy to read under all conditions even while conducting testing in the field.  Additionally, the NGDx-Expressplatforms do not require the use of water or electricity.

Both the EXPRESS and the EXPRESS II allow rapid point-of- care testing of whole blood from a simple finger stick and both can also be used with serum or plasma samples in laboratory settings.

The degree of difficulty in using a rapid test is generally determined by the delivery system/housing design itself.  One of the most common reasons for rapid test failure is due to user-error which is most commonly attributed to the misuse of a rapid test or of the test sample.  The greater the degree of difficulty in performing the RDT, the greater the chance for user error.  The EXPRESS and Express II series of devices substantially reduces the difficulty factor through its user-friendly test process and careful control of the test sample.

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

Due to the historical nature of the cassette design, we continue to offer our cassette presentation, two of which have already been listed under the World Health Organization (WHO) List of Approved Malaria Devices, and offered o those markets which require WHO approval.

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

Antigen’s immunotherapeutic vaccine AE37 is being tested in a Phase II clinical trial in patients with breast cancer. The trial is being conducted with the United States Military Cancer Institute's (USMCI) Clinical Trials Group and is examining the rate of relapse in patients with node-positive or high-risk node-negative breast cancer after two years. The study is randomized, single-blinded and is comparing patients treated with AE37 plus the adjuvant GM-CSF versus GM-CSF alone. The primary efficacy analysis showed encouraging efficacy signals in patients with triple negative breast cancer. The Phase II trial follows a Phase I trial that demonstrated safety, tolerability, and immune stimulation by the AE37 vaccine in breast cancer patients.

Based on the results of prior clinical studies, the company entered into a clinical supply agreement with Merck to evaluate AE37 in combination with Merck’s checkpoint inhibitor KEYTRUDA® (pembrolizumab) in patients with metastatic triple-negative breast cancer. Both of these agents have shown encouraging efficacy signals in this patient population when given as monotherapy. The combination study will evaluate preliminary safety and efficacy of the combination in a Phase II trial.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received the following foreign regulatory approval for our product candidates:

•	We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials.
•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.
•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Ecuador and we are not currently expending any resources to further commercialization in this country.
•	In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012. Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. • Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.
•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.
•	The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. We are not currently expending any resources to further commercialization in this country
•	In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria and we are not currently expending any resources to further commercialization in this country.

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

Our products may rely on international regulatory approvals for sale into markets outside of the USA, and, domestically, our devices would require US FDA clearance and in some cases, WHO Listings.

It is our intent to focus on both the domestic and international regulatory approvals.

Domestically, we intend on submitting our devices to the FDA under a Pre-Market Approval Application (PMA) or through the 510K process. The 510K would require the appropriate regulatory administrative submissions as well as a limited scientific review by the FDA to determine completeness (acceptance and filing reviews); in-depth scientific, regulatory, and Quality System review by appropriate FDA personnel (substantive review); review and recommendation by the appropriate advisory committee (panel review); and final deliberations, documentation, and notification of the FDA decision. The PMA process is more extensive, requiring clinical trials to support the application. We expect to apply to FDA for approval of our first RDT to be submitted to the FDA for 510K approval within the next 3 months.  We anticipate the FDA process will be completed within 12-18 months after submission.

Internationally, we intend on submitting our EXPRESS devices and cassettes to the World Health Organization (WHO) procurement listing process which requires a full regulatory and quality documentation dossier, produced and compiled by the Company.  WHO process requires laboratory testing and evaluation and then may require clinical trials for public deployment and documentation throughout the whole process.

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

It is our intent to submit selected cassettes and EXPRESS RTDs to the FDA, WHO and the Global Fund for regulatory review,

Currently, both our cassette malaria pF and malaria pF/pV have been listed under the WHO procurement process.

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

WHO Listed

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

Long Term WHO Agreement

In 2016, HDS signed a Long Term Two Year Agreement with the WHO for the supply of the first HDS Malaria test. This agreement with WHO allows us to compete for WHO funded projects, but does not guarantee any specific sales.

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

The expiration dates of the Antigen U.S. issued patents range from 2018 to 2031.  The expiration dates of the patents issued in other jurisdictions range from 2017 to 2023.

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

In June, 2018 we filed for patent protection for the Express II format with the US Patent and Trade Mark Office.

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

Immunomedicine Technology and Products

•	Bavarian Nordic, Inc. employs a DNA vector-based technology platform to design and develop immunotherapeutic vaccines for different cancers. Their most advanced compound, PROSTVAC, is in a pivotal Phase III trial in patients with prostate cancer. Additionally, they have a HER2 vaccine in a Phase I/II trial in patients with breast cancer. They have recently presented data on studies combining their MVA-BN-HER2 cancer vaccine with different immune checkpoint inhibitors.
•	Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system. Advaxis’ most advanced product candidate is ADXS-HPV, which is in Phase II trials for HPV-associated CIN (cervical intraepithelial neoplasia) and recurrent cervical cancer. The company has recently partnered with MedImmune to initiate combination studies utilizing their most advanced ADXS-HPV with MedImmune’s anti-PD-L1 immune checkpoint inhibitor in patients with advanced, recurrent or refractory human papillomavirus (HPV)-associated cervical or head and neck cancer.
•	Amgen Inc.’s BiTE® technology uses the body’s cell destroying T cells to attack tumor cells. Amgen’s lead product candidate blinatumomab (MT103) has completed a Phase II clinical trial in patients with minimal residual disease positive acute lymphoblastic leukemia.
•	Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases. It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.
•	Galena Biopharma’s (formerly Rxi Pharmaceuticals Corporation) NeuVax™, is currently in Phase III clinical trials to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.
•	Cell Genesys, Inc. was developing products for the treatment of prostate cancer using the GVAX™ cancer treatments, which are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety. Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008. In late 2008, Cell Genesys announced it was terminating the Phase III trials for the GVAX™ prostate cancer products. In May 2010, BioSante Pharmaceuticals, Inc. announced that development of the GVAX vaccine for the treatment of prostate cancer has been reinitiated and is in Phase II human clinical trials. In addition to GVAX prostate product, BioSante has several other cancer vaccines which are in Phase II clinical development including vaccines for leukemia, breast cancer and pancreatic cancer and has vaccines in Phase I clinical development including vaccines for colorectal cancer and melanoma
•	CEL-SCI Corporation’s main product is Multikine® an immunotherapeutic agent being developed as a cancer treatment. Multikine®’s goal is to harness the body's natural ability to fight tumors. Multikine® has been cleared in the U.S. and Canada for study in a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.

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

HDS Diagnostics Business

The diagnostics industry is a multi-billion dollar international industry and is intensely competitive.  Many of our competitors are substantially larger and have greater financial, research, manufacturing and marketing resources.  Industry competition in general is based on the following:

•	Scientific and technological Capability
•	Proprietary know-how and intellectual protection
•	The ability to develop and market products and processes
•	The ability to obtain FDA or other regulatory clearances
•	The ability to manufacture products that meet applicable governmental and NGO requirements
•	The ability to manufacture products cost-effectively
•	Access to adequate capital
•	The ability to find and retain qualified personnel.

We believe our scientific and technological capabilities as well as our proprietary technology and know-how relating to our rapid tests, particularly for the development and manufacture of tests for the detection of antibodies to infectious diseases are, indeed, very strong and will allow us to compete in this market.

Competitors

Alere Inc.

Alere is our main competitor and one of the major players in RTDs for infectious diseases.  Alere markets the Alere HIV Combo Ag/Ab test, which uses the lateral flow technology patent for that purpose. Alere acquired the patent from Abbott over a decade ago.  Alere subsequently acquired Standard Diagnostics of Korea and Acon of China.

In 2017 Abbott Laboratories acquired Alere.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. Generex expended $422,294 in the fiscal year ended July 31, 2017 and $839,147 in the fiscal year ended July 31, 2018 on research and development related to its Buccal delivery products and Antigen’s immunotherapy products.  Due to lack of funding, we have not conducted any material research and development since October 2015.

HDS research and development expenditures were $617,000 in the 12 months ended July 31, 2017 and $523,229 in the 12 months ended July 31, 2018. HDS research and development is primarily related to development of the EXPRESS II and testing of existing products for stability and accuracy and development of new test parameters.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last two fiscal years are presented in Note 14 in the Notes to Consolidated Financial Statements in this annual report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

Other than HDS employees, at July 31, 2018 neither Generex nor Antigen Express had any employees. We had one officer who was engaged as an independent contractor at July 31, 2018. We engage consultants from time to time to assist with financial recordkeeping and other tasks. As of July 31, 2018, HDS had three full time employees and one full time consultant(s).  Of these, three were engaged in development, regulatory compliance, laboratory validation and manufacturing, one in sales and one in professional or administrative activities.

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

Available Information

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 10102 USA Today Way, Miramar, Florida, 33025. Our telephone number for corporate matters is (416) 364-2551. We maintain an Internet website at www.generex.com. However, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

The July 31, 2018 cash position was not sufficient for 12 months’ of operations.  Note that anticipated revenues associated with the Veneto acquisition will dramatically alter the cash flow landscape. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2019. In addition, we do not have sufficient funds to carry out our strategic development plans. Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $409,386,468 at July 31, 2018. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $409,386,468 at July 31, 2018, and our consolidated balance sheet reflected a stockholders’ deficiency of $43,584,668 at that date. We must secure financing to continue our operations.

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

Alere has subsequently been acquired by Abbott Laboratories, a major diagnostic company, which gives them additional market and sales capabilities internationally.

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

There are a number of risks and uncertainties concerning current and anticipated developments in this market.  Although we have no specific knowledge of any other new product that is a significant competitive threat to our products, or that will render our products obsolete, if we fail to maintain and enhance our competitive position or fail to introduce new products and product features, our customers may decide to use products developed by our competitors, which could result in a loss of revenues and cash flow.

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

HDS has a policy in place prohibiting its employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the United States Foreign Corrupt Practices Act (the “FCPA”). Nevertheless, because we work through independent sales agents and distributors outside the United States, we do not have control over the day-to-day activities of such independent agents and distributors. In addition, in the donor-funded markets in Africa where we may sell our products, there is significant oversight from PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols. This is a process that includes an overall assessment of a product which includes extensive product performance evaluations including five active collaborations and manufacturer’s quality systems, as well as price and delivery.

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

Item 2. Properties.

HDS’ corporate offices, product development facilities, regulatory affairs offices, and laboratory and assembly facilities are contained in a 5,627 square foot facility in Miramar, Florida. The facility is leased through July 31, 2020 with a current monthly base rent of $7324.88 including taxes and expenses. Our facility is an FDA Registered Facility. Based on order size, delivery requirements and current orders in process, our Miramar facility can handle up to one million RTD devices, all of which are currently hand assembled. We have relationships with subcontractors to handle additional production requirements.

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

On June 28, 2018, the Company was named in respect of a claim by Burrard Pharmaceutical Enterprises Ltd. and Moa’yeri Kayhan for unspecified damages and other remedies issued by the Supreme Court of British Columbia. The claim is made in connection with one advanced against Burrard and Kayhan by Middle East Pharmaceutical Factory L.L.C., a foreign corporation, for fraudulent or negligent misrepresentation. Middle East alleges that it was misled by Burrard and Kayhan into believing that Burrard had rights to distribute Generex product in the Middle East. Burrard and Kayhan allege that they did have rights in that regard, which the Company denies. The matter remains at the pleadings stage and the Company is investigating the facts.

Disputes with Former Officer

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.   AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution.  The arbitrator had not rendered his award as of the date of filing of this Annual Report. Generex management believes the Pharma Trials, LLC Financing was not subject to the prohibitions because the representative of Pharma Trials, LLC was a director of Generex, and for other reasons. No provisions have been made for these claims.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB, a tiered marketplace of the OTC Markets Group. Previously, our common stock was quoted on the OTC Pink market, a lower tier marketplace of the OTC Markets Group. under the symbol "GNBT". Our common stock was removed from the OTCQB due to our failure to file SEC reports. Our common stock was listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) on June 5, 2003. On October 21, 2010, our common stock was delisted due to our failure to regain compliance with the $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2).  From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below sets forth prices for our common stock for the last eight fiscal quarters. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The table below sets forth prices for our common stock for each fiscal quarter in the prior two years ended July 31, 2018. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sales/Bid Prices
	High	Low
Fiscal 2017
First Quarter	$8.40	$5.30
Second Quarter	$20.00	$2.00
Third Quarter	$20.00	$3.00
Fourth Quarter	$6.00	$2.70
Fiscal 2018
First Quarter	$2.94	$2.75
Second Quarter	$3.75	$3.55
Third Quarter	$2.95	$2.95
Fourth Quarter	$2.61	$2.05

As of October 26, 2018, there were approximately 327 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid cash dividends on our common stock in the past and have no present intention of paying cash dividends on our common stock in the foreseeable future. Our outstanding Series I and Series H convertible preferred stock is not entitled to any special dividends. Each share of these two series of preferred stock is entitles to share in any dividends paid to the common stock holders, on an as-converted basis.

Sales of Unregistered Securities

We did not issue any securities in reliance upon Section 4(2) of the Securities Act in the fiscal quarter ended July 31, 2018.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2018 and 2017. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2018 and the information discussed in Part I, Item 1A - Risk Factors.

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self-proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. Prior to exhausting our funds, we continued clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials. We also initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer.  The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  We have established collaborations with clinical investigators at academic centers to advance these technologies.

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2017 or 2018, nor are any expected to these countries during the remainder of calendar year 2018 or in calendar year 2019.

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

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2018.

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

HDS Diagnostic Products.

Our majority owned subsidiary, Hema Diagnostic Systems, is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. We manufacture and sell rapid diagnostic devices based upon our own proprietary EXPRESS platforms as well as cassette devices based on customary designs used generally in the industry.

Since its founding, HDS has been developing and continues to develop an expanding line of Rapid Diagnostic Tests (RDTs) including those for the following infectious diseases such as Human Immunodeficiency Virus (HIV) – ½ w/p24Ab, tuberculosis-XT, malaria, hepatitis, syphilis, typhoid, dengue and other infectious diseases.

Today, we have developed a substantial line of RDT’s known as ready to “go-to-market.”

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated deficit was $409,386,468 at July 31, 2018. As of July 31, 2018, we believe our current cash position is not sufficient to meet our working capital needs for the next twelve months and we may not have sufficient reserves for contingencies. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2019. In addition, we do not have sufficient funds to carry out our strategic development plans Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.

We operate in only one segment: the research and development and manufacturing of Point-of-Care diagnostic assays for infectious diseases.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™) and Antigen’s peptide immunotherapeutic vaccines.

We did not extend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal year ended July 31, 2018 and 2017 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal years ended July 31, 2018 and 2017, we did not expend any resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies due to our lack of cash. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the portion of the fiscal year ended July 31, 2018 subsequent to our acquisition of a majority interest, HDS expended $300,803 resources on research and development relating to its rapid diagnostic tests. HDS expects to expend resources on its rapid diagnostic test during the fiscal year ending July 31, 2019.

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

During the fiscal year ended July 31, 2016, approximately 53% of our $467,382 in research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal years ended July 31, 2017 and July 31, 2018, none of our research and development expenses were attributable to Antigen's immunomedicine products.

During fiscal years 2018 and 2017, respectively, HDS expended $523,829 and $617,000 on research and development, for continuation development of its rapid diagnostic test.

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

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets

Inventory. HDS’ inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluate our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At July 31, 2018, there was no reserve for obsolescence.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of July 31, 2018 and July 31, 2017, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year ended July 31, 2018 Compared to Year ended July 31, 2017

We had a net income for the year ended July 31, 2018 in the amount $36,334,098 versus net loss of $70,016,194 in the prior fiscal year. The increase in net income was primarily attributable to the change in fair value of contingent purchase consideration of $39,027,901. Our operating loss for the year ended July 31, 2018 increased to $2,495,609 compared to $1,596,841 in the fiscal year 2017.  The increase in operating loss resulted from an increase in general and administrative expenses to $2,359,706 from $1,174,547 and research and development costs to $839,147 from $422,294. Revenue in years ended July 31, 2018 and 2017 was $703,244 and $0, respectively. The increase in revenue was as result of the license and research agreement between Antigen Express, Inc. and Shenzhen Bioscience Pharmaceuticals Co.

Interest expense in the current fiscal year was $583,594 compared to the previous fiscal year $743,101. Change in fair value of derivative liabilities was $0 in the 2018 fiscal year compared to a gain of $709,917 in the previous 2017 fiscal year.

The increase in research and development expenses in the year ended July 31, 2018 versus the comparative previous fiscal year is primarily due HDS’s increase of expenses.

The net operating losses attributed to HDS for fiscal 2018 amount to $790,000 for fiscal 2018 primarily from general and administrative expenses of $524,000 and research, development costs of $523,829. In the period between January 18, 2017 (the date we acquired the controlling interest in HDS) and July 31, 2017, operating losses amounted to $530,000, primarily from general and administrative expenses of $301,000 and research, development costs of $300,803 and interest income of $87,000 net of gain from forgiveness of a related party loan.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

The July 31, 2018 cash position was not sufficient for 12 months’ of operations.  Note that anticipated revenues associated with the Veneto acquisition will dramatically alter the cash flow landscape

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $4,000,000 during fiscal 2017 (including proceeds from warrant exercises, short term loans and the issuance of preferred stock), our cash balances have been low throughout fiscal 2018. We did not raise any cash from the sale of our securities in fiscal 2018.

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

Equity Financings

Following is a summary of the equity-related financing activities that we have completed since the beginning of the 2016 calendar year.

Financing – March 2017

Series H Preferred Stock

On March 28, 2017, the Company entered into a securities purchase agreement with Pharma Trials, LLC pursuant to which the Company agreed to sell an aggregate of 109,000 shares of its newly designated non-voting Series H Preferred Stock (“Series H Preferred Stock”) and 6,000 shares of its newly designated Series I Preferred Stock (“Series I Preferred Stock”). Andrew Greene, a former director and officer of Generex, held a 20% interest in Pharma Trails, LLC at the time of the transaction. Mr. Greene did not participate in the deliberations of the Company’s Board of Directors with respect to approval of the transactions contemplated by the securities purchase agreement.

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

On July 9, 2018, the Company entered into a Confidential Amendment to Securities Purchase Agreement (the “Amendment”) pursuant to which Pharma Trials, LLC agreed

•	Not to convert any of the Series H Preferred Stock before the earlier of October 31, 2018, or the date the Company has completed two acquisitions of the types described in the Amendment.
•	In the event the Company declares a stock dividend on its common stock in an amount in excess of 1 share for each outstanding share, to waive its right to receive an adjustment to the conversion ratio in excess of one additional share for each share of preferred stock.

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

The Series I Preferred Stock issued to Mr. Salvo and Mr. Moscato had a special one-time voting right exercisable at the Company’s 2017 annual stockholders meeting. The Series I Preferred Stock, as a class, was entitled to cast a number of votes on such proposal equal to fifty percent (50%) of the total number of votes entitled to be cast at such meeting (determined as of the record date for such meeting) by all other outstanding shares of the Company’s capital

During the period commencing on the date upon which the Company’s stockholders have approved an increase in the authorized number of shares of common stock and ending on December 31, 2018, the holders of any shares of common stock issued upon conversion of the preferred stock will to vote such shares in favor of Company management’s slate of directors.

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

Cash Flows for the Year ended July 31, 2018

For the fiscal year ended July 31, 2018, we used $2,293,214 in cash to fund our operating activities. The use for operating activities included a net income of $35,948,698 and changes to working capital including an increase of $872,164 related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $23,780 related to depreciation and amortization, $39,027,901 related to the change in fair value of contingent purchase consideration.

In the fiscal year ended July 31, 2018, we had net cash provided by investing activities of $8,552 representing purchase of property and equipment.

We had cash provided by financing activities in the fiscal year ended July 31, 2018 of $453,694, which pertained primarily to proceeds from a loan by related party of $126,101 and investment in subsidiary by noncontrolling interest $327,593.

Our net working capital at July 31, 2018 declined to negative $24,040,769 from negative $20,999,659 at July 31, 2017, which was attributed primarily to an increase in accounts payable and accrued expenses and a decrease in cash.

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

Under the Right to Shares Agreement, the may not request issuance of shares holder, to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the holder or any of the holder’s Affiliates), would beneficially own in excess of the Beneficial Ownership Limitation. The Beneficial Ownership Limitation is initially 4.99%. From and after sixty-one (61) days after the date of the Right to Shares Agreement, the Beneficial Ownership Limitation shall be increased from 4.99% to 9.99%. All shares have been issued under the Right to Shares Agreement.

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

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect this guidance to have a significant impact on how it recognizes revenue and related expenses.  The Company evaluated the impact of this update on its consolidated financial statement disclosures and does not expect there to be a significant impact.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company evaluated the impact of the adoption of ASU 2016-01 on its consolidated financial statements and related disclosures and does not expect there to be a significant impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is required to adopt ASU 2016-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company does not plan to elect early adoption for this pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company evaluated the impact of adoption of ASU 2016-15 and does not expect any material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Generex Biotechnology Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation and its subsidiaries (the Company) as of July 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income (loss), change in stockholders' deficiency, and cash flows for the years then ended, and the related notes, comprising a summary of significant accounting policies and other explanatory information (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2018 and 2017, and its consolidated financial performance and its consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Related to Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s experience of negative cashflow from operations since inception and its dependency upon future financing, which is uncertain due to the limitations imposed by previous financings on future financings, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MNP LLP

We have served as the Company’s auditor since 2013.

Mississauga, Canada

October 26, 2018

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2018	July 31, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,046,365	$2,879,165
Accounts receivable, net	33,555	—
Inventory, net	12,075	10,035
Other current assets	96,251	21,891
Total current assets	1,188,246	2,911,091
Property and equipment (Note 3)	31,536	573
Call option (Note 13)	2,168,211	4,237,829
Intangible asset (Note 13 and 15)	3,187,757	2,911,377
Patents, net (Note 4)	23,280	25,851
Other assets, net	7,824	7,824
TOTAL ASSETS	$6,606,854	$10,094,545

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$11,044,774	$10,172,610
Notes Payable (Note 15)	320,000	—
Loans from related parties (Note 6)	13,864,241	13,738,140
Total Current Liabilities	25,229,015	23,910,750
Warrants to be issued (Note 13)	24,962,507	66,060,026
Total Liabilities	50,191,522	89,970,776

Stockholders’ Deficiency (Note 11)
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and -0- issued shares at July 31, 2018 and July 31, 2017, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, -0- and -0- issued shares at July 31, 2018 and July 31, 2017, respectively	—	—
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 3,000 and 3,000 issued shares at July 31, 2018 and July 31, 2017, respectively	3	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 790 and 790 issued shares at July 31, 2018 and July 31, 2017, respectively	1	1
Common stock, $.001 par value; authorized 750,000,000 and 2,450,000 shares at July 31, 2018 and July 31, 2017, respectively; 1,068,101 and 1,068,101 issued and outstanding at July 31, 2018 and July 31, 2017, respectively	1,068	1,068
Common stock payable	2,168,951	2,168,951
Additional paid-in capital	368,409,627	368,409,627
Accumulated deficit	(409,386,468)	(445,720,566)
Accumulated other comprehensive income	798,422	783,150
Non-controlling interest (Note 11)	(5,576,272)	(5,518,465)
Total Stockholders’ Deficiency	(43,584,668)	(79,876,231)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,606,854	$10,094,545

Going Concern (Note 1)
Commitments & Contingencies (Note 9)
Subsequent Events (Note 17)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended July 31,
	2018	2017
Revenue
Sales	$3,244	$—
Licensing income	700,000	—
Total Revenue	703,244	—

Operating expenses
Research and development	839,147	422,294
General and administrative	2,359,706	1,174,547
Total operating expenses	3,198,853	1,596,841

Operating Loss	(2,495,609)	(1,596,841)

Other Income (Expense):
Interest expense	(583,594)	(743,101)
Changes in fair value of contingent purchase consideration (Note 13)	39,027,901	(61,822,197)
Impairment of goodwill (Note 13 and 16)	—	(13,380,377)
Change in fair value of derivative liabilities	—	709,917
Net Income (loss)	35,948,698	(76,832,599)
Net loss attributable to noncontrolling interests (Note 11)	(385,400)	(6,816,405)
Net Income (loss) Available to Common Stockholders	$36,334,098	$(70,016,194)

Net Income (loss) per Common Share (Note 10)
Basic	$34.02	$(70.92)
Diluted	$14.02	$(70.92)

Shares Used to Compute Income (loss) per Share (Note 10)
Basic	1,068,101	987,288
Diluted	2,591,129	987,288

Comprehensive Income (Loss):
Net Income (Loss)	$36,334,098	$(70,016,194)
Change in foreign currency translation adjustments	15,272	(15,722)
Comprehensive Income (Loss) Available to Common Stockholders	$36,349,370	$(70,031,916)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2016	620	—	908,541	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(620)	—	41,333	41	—	(41)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	19,529	20	—	167,380	—	—	167,400	—	167,400
Exercise of warrants for cash	—	—	3,333	3	—	49,997	—	—	50,000	—	50,000
Cashless exercise of warrants	—	—	31,195	31	1,071,851	460,455	—	—	1,532,337	—	1,532,337
Issuance of common stock for acquisition	—	—	53,211	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Issuance of series H preferred stock for cash	3,000	3	—	—	—	2,999,997	—	—	3,000,000	—	3,000,000
Issuance of series I preferred stock for conversion of debt	790	1	—	—	—	790,346	—	—	790,347	—	790,347
True-up rounding shares for reverse stock split	—	—	10,958	11	—	(11)	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	1,297,940	1,297,940
Net loss	—	—	—	—	—	—	(70,016,194)	—	(70,016,194)	(6,816,405)	(76,832,599)
Currency translation adjustment	—	—	—	—	—	—	—	(15,722)	(15,722)	—	(15,722)
Balance at July 31, 2017	3,790	4	1,068,100	1,068	2,168,951	368,409,627	(445,720,566)	783,150	(74,357,766)	(5,518,465)	(79,876,231)
Net Income (Loss)	—	—	—	—	—	—	36,334,098	—	36,334,098	(385,400)	35,948,698
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	327,593	327,593
Currency translation adjustment	—	—	—	—	—	—	—	15,272	15,272	—	15,272
Balance at July 31, 2018	3,790	4	1,068,100	1,068	2,168,951	368,409,627	(409,386,468)	798,422	(38,008,396)	(5,576,272)	(43,584,668)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$35,948,698	$(76,832,599)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	23,780	5,045
Loss on goodwill impairment	—	13,380,377
Changes in fair value of contingent purchase consideration	(39,027,901)	61,822,197
Gain on disposal of property and equipment	—	1,276
Amortization of debt discount	—	252,700
Forgiveness of debt from related party	—	(83,554)
Change in fair value of derivative liabilities	—	(709,917)
Changes in operating assets and liabilities:
Accounts receivable	(33,555)	980
Inventory	(2,040)	11,106
Accounts payable and accrued expenses	872,164	899,750
Other current assets	(74,360)	77,660
Other assets	—	4,630
Net used in operating activities	(2,293,214)	(1,170,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	—	(4,000,000)
Purchase of property and equipment	(8,552)	—
Return of investment	—	4,000,000
Cash received in acquisition of a business	—	12,363
Net cash (provided by) investing activities	(8,552)	12,363

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	126,101	1,171,021
Repayment of loan to related party	—	(14,096)
Proceeds from convertible note payable	—	503,879
Repayment of convertible note payable	—	(674,855)
Proceeds from issuance of preferred stock	—	3,000,000
Investment in subsidiary by noncontrolling interest	327,593	—
Proceeds from exercise of warrants	—	50,000
Net cash provided by financing activities	453,694	4,035,949

Effects of currency translation on cash and cash equivalents	15,272	(15,698)

Net (decrease) increase in Cash and Cash Equivalents	(1,832,800)	2,862,266

Cash and Cash Equivalents, Beginning of Year	2,879,165	16,899

Cash and Cash Equivalents, End of Year	$1,046,365	$2,879,165

Supplemental Disclosure of Cash Flow Information
Payment of note by issuance of convertible note payable	$—	$50,000
Note payable issued for acquisition of a business	$320,000	$—
Cashless exercise of warrants	$—	$1,532,337
Conversion of debt from related party	$—	$790,347
Common stock issued for make whole payments	$—	$167,400
Issuance of round up shares	$—	$11
Conversion of series F 9% convertible preferred stock to common stock	$—	$8
Conversion of series G 9% convertible preferred stock to common stock	$—	$33
Shares issued for acquisition of a business	$—	$1,350,916

The accompanying notes are an integral part of these consolidated financial statements

Generex Biotechnology Corporation

Notes to the Consolidated Financial Statements

July 31, 2018 and 2017

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $410 and $446 million and a working capital deficiency of approximately $24 million and $21 million at July 31, 2018 and 2017, respectively. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The subsidiaries included in the Company’s consolidated financial statements are: Generex Pharmaceuticals, Inc.; Generex (Bermuda), Inc.; Antigen Express, Inc.; 1097346 Ontario, Inc.; Hema Diagnostics Systems, LLC (51%); Hema Diagnostics Systems Panama S.A.; Rapid Medical Diagnostics Corporation; NuGenerex Distribution Solutions, LLC; Grainland Pharmacy Inc.; Empire State Pharmacy Inc; NuGenerex Medical Marketing.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years as discussed in Note 3. Gains and losses on depreciable assets retired or sold are recognized in the consolidated statement of operations and comprehensive loss in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

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

Revenue Recognition

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

Intangible Assets

The costs of in-process research and development (“IPR&D”), related to the Company’s business combination with HDS, were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized, but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The Company also acquired licenses to operate pharmacies which were recorded at cost. They are evaluated annually for possible impairment. Management determined that as of July 31, 2018, the IPR&D and licenses are not impaired.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2018 and 2017, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

Stock-Based Compensation

The Company follows FASB ASC Topic 718 which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the consolidated financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price or the value of the services provided, whichever is more readily determinable. The Company also follows the guidance in FASB ASC Topic 505 for equity based payments to non-employees for equity instruments issued to consultants and other non-employees.

Net Income (Loss) per Common Share

Net earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Diluted earnings per share is calculated using the treasury stock method.

Comprehensive Income/(Loss)

Other comprehensive income/(loss), which includes only foreign currency translation adjustments, is shown in the consolidated statements of operations and comprehensive loss and in the consolidated statements of changes in stockholders’ deficiency.

Foreign Currency Translation

The functional and reporting currency of the Company and most of its subsidiaries is the United States Dollar. One subsidiary, Generex Pharmaceuticals, Inc., has a functional currency of the Canadian Dollar. Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Revenue and expense accounts are translated at an average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from its functional currency to the Company’s reporting currency are recorded in the other comprehensive loss component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations and comprehensive loss.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, call option, warrants to be issued, notes payable and loans from related parties. All of these items, except of the call option and warrants to be issued, were determined to be Level 1 fair value measurements. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and the loans from related parties approximate their respective fair values because of the short maturities of these instruments. The call option and warrants to be issued, were determined to be Level 2 fair value measurements.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company does not expect this guidance to have a significant impact on how it recognizes revenue and related expenses.  The Company evaluated the impact of this update on its consolidated financial statement disclosures and does not expect there to be a significant impact.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The Company evaluated the impact of the adoption of ASU 2016-01 on its consolidated financial statements and related disclosures and does not expect there to be a significant impact.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company is required to adopt ASU 2016-02 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. The Company does not plan to elect early adoption for this pronouncement.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company evaluated the impact of adoption of ASU 2016-15 and does not expect any material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The Company is evaluating the effect that ASU 2017-04 will have on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The Company evaluated the impact that this standard will have on its consolidated financial statements and does not expect thee to be a significant impact.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company is evaluating the effect that ASU 2017-11 will have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the impact, if any, ASU 2018-02 will have on its financial position, results of operations, and its consolidated financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is evaluating the effect that ASU 2018-02 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that ASU 2018-13 will have on its consolidated financial statements.

 Note 3 - Property and Equipment:

 The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2018	2017
Equipment	$113,846	$82,602
Leasehold Improvements	61,946	40,445
Furniture and Fixtures	1,402	1,402
Less: Accumulated depreciation	(145,658)	(123,876)
Property and Equipment, net	$31,536	$573

Depreciation expense related to property and equipment amounted to $21,782 and $3,675 for the years ended July 31, 2018 and 2017, respectively.

Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

Patents, net as of August 1, 2017	$—
Net patents acquired during acquisition of HDS	27,221
Less: Amortization expense	(1,370)
Patents, net as of July 31, 2017	$25,851
Weighted average life	9 years
Less: Amortization expense	(2,571)
Patents, net as of July 31, 2018	$23,280
Weighted average life	8 years

Amortization expense amounted to $2,571 and 1,370 for the years ended July 31, 2018 and 2017, respectively.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax gain or (loss) arising from domestic operations (United States) were $35,948,698 and $(76,823,599) for the years ended July 31, 2018 and 2017, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(150,394) and $(869,116) for the years ended July 31, 2018 and 2017, respectively. As of July 31, 2018, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $199 million, which expire in 2019 through 2037, in Generex Pharmaceuticals Inc. of approximately $35.4 million, which expire in 2024 through 2038, and in Antigen Express, Inc. of approximately $36.7 million, which expire in 2019 through 2038. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2018 and 2017, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2018	2017
Net operating loss carryforwards	$59,296,530	$88,428,273
Other temporary differences	(102,273)	4,132,264
Intangible assets	2,518,572	—
Total Deferred Tax Assets	61,712,829	92,560,537
Valuation Allowance	(61,712,829)	(92,560,537)
Deferred Tax Liabilities
Intangible assets	(—)	(—)
Other temporary differences	—	—
Total Deferred Tax Liabilities	—	—
Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2018 and 2017 is as follows:

	July 31,
	2018	2017
Federal statutory rate	(26.5)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	—	—
Non-deductible or non-taxable items	28.5	27
Other temporary differences	.9	(1)
Tax rate change	(88.7)	—
Change in valuation allowance	85.8	8
Effective tax rate	—%	—%

As of July 31, 2018, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the years presented. Generally, tax years 2015 to 2018 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2010 to 2018 remain open to examination by the Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

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

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the Company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bears no interest thereafter. Upon acquisition of HDS by the Company (see Note 13), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 13) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. The loan principal increased by $498,303 and $624,404 from January 19, 2017 through July 31, 2017 and 2018, respectively. As of July 31, 2018 and 2017, the outstanding principal balance was $13,864,241 and $13,738,140.

Note 7 – Loan Payable

In May 2016, the Company borrowed $50,000 from a lender (“Demand Note”). This unsecured note bore interest at 9% per annum and was due on demand. In March 2017, this note was cancelled upon issuance of a new convertible note payable (See Note 8).

Note 8 – Convertible Note Payable

On March 6, 2017, Generex entered into a Securities Purchase Agreement with Alpha Capital Anstalt (“Alpha”), pursuant to which the Company agreed to issue a Convertible Note due March 6, 2018 (“Convertible Note”) in the principal amount of $674,855. This Convertible Note bore no interest, except in the event of a default, in which the default interest rate was 15% per annum. Consideration received for the Convertible Note was $562,379, comprised of $500,000 in cash (paid directly to Emmaus Life Sciences, Inc. pursuant to the Emmaus LOI (see Note 9), the cancellation of a $50,000 Demand Note the Company had issued to the investor in May 2016 (See Note 7), $3,879 in accrued interest on the Demand Note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. This Convertible Note was convertible, at the option of the holder, at any time, into shares of common stock at a conversion rate of $10.00 per share. Upon issuance, the Company recorded a debt discount of $120,976, consisting of $112,476 original issue discount and $8,500 of legal fees, to be amortized over the term of the Convertible Note. The Convertible Note included a provision stating that if the Company failed to timely consummate the transaction with Emmaus Life Sciences, Inc. pursuant to the Letter of Intent, the Note would become immediately due and payable, On May 30, 2017, the Company received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent. In July 2017, the principal balance of the Convertible Note was fully repaid. In addition, the Company agreed to pay a late fee of $75,000 to Alpha. For the year ended July 31, 2018 and 2017, amortization of debt discount was $0 and $120,976, respectively, utilizing effective interest rate of 19.91%.

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

Pending Litigation

The Company is a defendant in one legal proceeding relating to alleged breach of contract and claims against certain of the Company’s original buccal delivery patents. The Company is also a defendant in two legal proceedings brought by a former executive officer and her affiliate. These legal proceedings have been reported in the Company’s prior periodic reports. No activity has occurred in these cases in several years, and the Company now considers them dormant.

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest.  The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to Antigen subsequent to such spinout.  Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount.  Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court.  If the Company fails to make the payment following completion of any post-spinout financing related to Antigen or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000. This has been accrued in the financial statements.

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

On June 28, 2018, the Company was named in respect of a claim by Burrard Pharmaceutical Enterprises Ltd. and Moa’yeri Kayhan for unspecified damages and other remedies issued by the Supreme Court of British Columbia. The claim is made in connection with one advanced against Burrard and Kayhan by Middle East Pharmaceutical Factory L.L.C., a foreign corporation, for fraudulent or negligent misrepresentation. Middle East alleges that it was misled by Burrard and Kayhan into believing that Burrard had rights to distribute Generex product in the Middle East. Burrard and Kayhan allege that they did have rights in that regard, which the Company denies. The matter remains at the pleadings stage and the Company is investigating the facts.

There are rental agreements in effect at Hema Diagnostics Systems, Grainland Pharmacy Inc. and Empire State Pharmacy Inc. and paid out in the following periods: $92,430 in fiscal year 2019, $82,469 in fiscal year 2020 and $9,306 in fiscal year 2021.

With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

Note 10 - Net (Loss) / Income Per Share (“EPS”):

Basic net income or loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock, using the treasury stock method. Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. Since there was a net loss in the year ended July 31, 2017, diluted EPS was not presented as all potentially dilutive securities were antidilutive.

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 850 for the year ended July 31, 2018.

	Year Ended July 31,	Year Ended July 31,
	2018	2017
Weighted average number of common shares outstanding - Basic	1,068,100	987,288
Potentially dilutive common stock equivalents	1,523,028	—
Weighted average number of common and equivalent shares outstanding-Diluted	2,591,129	987,288

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

As at July 31, 2018, 302,614 shares remain to be issued resulting in common stock payable $2,168,951.

Warrants

During the year ended July 31, 2017, 65,896 warrants expired. There were 3,333 warrants exercised at an exercise price of $15.00 per share with proceeds of $50,000 for the year ended July 31, 2017 and 314,649 warrants were exercised on a cashless basis at a reduced exercise price of $7.40 issuing 103,809 shares of common stock.  As of July 31, 2018 and 2017, there are no warrants issued or outstanding.

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

At closing of the first tranche on March 28, 2017, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds were repaid to the Company in July 2017 upon termination of the Emmaus LOI. As of July 31, 2018, an aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold.

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

Noncontrolling Interest

During the year ended in July 31, 2018 and 2017, there was a net loss attributable to the non-controlling interest (49%) in HDS of $385,400 and $6,816,405 and contributions made of $327,594 and $0, respectively. The net change in the non-controlling interest as of July 31, 2018 was $57,807. For the years ending July 31, 2018 and July 31, 2017, the non-controlling interest in HDS was $5,576,272 and $5,518,465, respectively.

Note 12- Stock-Based Compensation:

Stock Option Plans

As of July 31, 2018, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At July 31, 2018, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2016	19,639	30.00
Forfeited or expired	(1,544)	1.00
Outstanding - July 31, 2017	18,095	$31.02
Granted	—	—
Forfeited or expired	(7,037)	(5.56)
Exercised	—	—
Outstanding - July 31, 2018	11,058	$30.63

The 11,058 outstanding options at July 31, 2018 had a weighted average remaining contractual term of 0.2 years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the fiscal year ended July 31, 2018. As of July 31, 2018, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company did not grant any options during the years ended July 31, 2018 or 2017.

The following table summarizes information on stock options outstanding at July 31, 2018:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$1.00	10,208	$1.00	.25	$10,719
$640.00	850	$640.00	1.61	—
	11,058			$10,719

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on July 31, 2018. The market values as of July 31, 2018 was $2.05 based on the closing bid price for July 31, 2018.

Note 13 - Acquisition of Hema Diagnostics Systems, LLC:

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

Following the closing and the completion of Company’s reverse stock split, the Company is required to issue a further 230,000 shares of common stock and issue a warrant to a former shareholder of HDS to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition.  As of July 31, 2018, no shares or warrants relating to this acquisition have been issued.

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

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant has been issued by the Company until such time that an increase in authorized capital has been approved. At the time of closing, Management was not of the opinion that it is more likely than not that the warrant will be issued and the Call Option will be exercised, accordingly no values have been attributed to the warrant and Call Option at closing. During 2017, management made a redetermination and estimated that it was more likely than not that the shareholder approval to increase authorized share capital would be obtained and the Call Option will be exercised. Accordingly, management recorded the fair value of the warrant of $66,060,026 as a liability and the Call Option of $4,237,829 as an asset as of July 31, 2017. The change in the fair value of the contingent purchase consideration of $61,822,197 is recorded in the consolidated statements of operations and comprehensive loss. During the fiscal year 2018, there was an increase in authorized shares, but the warrants still have not been issued.

As of July 31, 2018, the fair value of the warrants was $24,962,507 and Call Option was $2,168,211. The change in the fair value of the contingent purchase consideration of $39,027,901 was recorded in the consolidated statements of operations and comprehensive income (loss) for the year ending July 31, 2018.

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of July 31, 2018 and 2017. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	July 31, 2018	July 31, 2017
Exercise price	2.50	2.50
Time to expiration	3.47 years	4.47 years
Risk-free interest rate	2.77%	1.84%
Estimated volatility	143.97%	122.7%
Dividend	—	—
Stock price at valuation date	$2.05	$5.05

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of July 31, 2018 and 2017. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

	July 31, 2018	July 31, 2017
Risk-free interest rate	2.44%	1.34%
Estimated volatility	129.95%	143.9%
Remaining Term	1.47	2.47
Stock price at valuation date	$2.05	$5.05

The purchase price allocation of HDS was determined to be as follows:

Cash and cash equivalents		$12,363
Accounts receivable, net		980
Inventory, net		21,141
Other current assets		91,474
Property and equipment, net		4,249
Other assets, net		39,675
Accounts payable and accrued expenses		(489,390)
Loan to related parties		(13,323,391)
Net assets of HDS		(13,642,899)
Non-controlling interest		(1,297,939)
In-Process Research & Development		2,911,377
Goodwill		13,380,377
Total Purchase Price	51% Ownership	$1,350,916

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

	2018	2017
Identifiable Assets
Canada	$1,108,684	$2,881,326
United States	5,498,170	7,213,219
Total	$6,606,854	$10,094,545

 Note 15 - Acquisition of Pharmacies and New Formation:

On December 28, 2017, the Company through its wholly owned subsidiary NuGenerex, completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note due and payable in full on June 28, 2018 bearing an annual interest rate of 3%. The note was extended by six months and set to mature with the same terms on December 28, 2018.

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

On June 25, 2018, there was a new entity formed called NuGenerex Medical Marketing. Since inception, there has been no material activity.

Note 16 – Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the years ended July 31, 2018 and 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2016	—	—	—
Acquisition of HDS	16,291,754	13,380,377	$2,911,377
Impairment of goodwill	(13,380,377)	(13,380,377)	—
Balance as of July 31, 2017	$2,911,377	$—	$2,911,377
Licenses from pharmacy acquisition (Note 9)	276,380		276,380
Balance as of July 31, 2018	$3,187,757	$—	$3,187,757

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

Note 17 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

On October 3, 2018, we entered into an Asset Purchase Agreement (the “Agreement”) with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries (the “Assets”).   The Agreement bifurcated the closing.  On October 3, 2018 (the “First Closing”), the Company purchased the operating assets of (a) seven dispensing pharmacies, (b) a wholesale pharmacy purchasing company, and (c) an in-network laboratory in exchange for a secured promissory note in the principal amount of $15,000,000 (the “Promissory Note”) guaranteed by Generex and Generex’s Chief Executive Officer, Joseph Moscato.   On or before November 1, 2018, we will complete the second closing (the ‘Second Closing”) to purchase Veneto’s interests in, and contracts with, Management Service Organizations (MSO’s) serving pharmacies, laboratories, and other ancillary service providers. The Agreement can be cancelled by either party if the Second Closing does not occur on or before November 1, 2018.

Effective as at October 3, 2018, NuGenerex Distribution Solutions, LLC assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of that LLC is NuGenerex Management Services, Inc., a wholly-owned subsidiary of Generex Biotechnology Corporation.

The aggregate purchase price for the Assets, is $30,000,000 including the Promissory Note.  At the Second Closing, the Company will pay the principal of the Promissory Note plus interest to Veneto, (ii) $9,000,000 will be paid by the Company into a trust or other fiduciary account acceptable to Veneto to be used exclusively for satisfaction of certain contingent liabilities of Veneto and subsidiaries of Veneto not being acquired by the Company, (iii) $3,000,000 will be paid by the Company into an escrow account to secure potential obligations of Veneto in respect of the Second Closing date working capital and under the indemnification provisions of the Agreement and (iv) the balance will be payable directly to Veneto in cash.

The Company has received a non-binding letter of intent from a lender to provide the funds necessary to complete the Second Closing. The lender is continuing its due diligence at this time and has not yet supplied definitive loan documents.

The Company have also entered into a temporary fee-for-service arrangement with Veneto and one of its subsidiaries for Veneto to provide managements, personnel, operational, administrative and other services with respect to the First Closing Assets pending the Second Closing. At the Second Closing, all of Veneto personnel providing these services are expected to become employees or consultants of the Company, and Veneto will no longer provide the services. If the Agreement terminated without a Second Closing, those arrangements will continue for one year from the First Closing.

The Promissory Note issued to Veneto in the original principal amount of $15,000,000 calls for payment in full on the Second Closing with interest at an annual rate of 5.0% and guaranteed by Generex and Joseph Moscato, and secured by a first priority security interest in Generex’s assets other than the First Closing Assets. If the Agreement is terminated and the Second Closing does not occur, Generex will have 90 days after termination of the Agreement to repay the loan.

On October 3, 2018, we declared a stock dividend on our outstanding Common Stock for stockholders of record date to be determined (the “Record Date”). As a result, all stockholders on the Record Date will receive twenty new shares of Common Stock for each share of Common Stock owned by them as of that date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer who is performing the functions of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer has concluded that, as of July 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal year ended July 31, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management did not evaluate the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS OF GENEREX

Name	Age	Position Held with Generex	Director Since
Joseph Moscato	60	CEO, President, Chairman of the Board	January 2017
Mark A. Fletcher	52	Executive Vice-President and General Counsel, Secretary	N/A
Brian T. McGee	57	Independent Director	March 2004
Andrew Ro	48	Chief Investment Officer, Senior VP of Investments, Director	January 2017
James M. Anderson, Jr.	70	Independent Director	June 2011
Dr. Gary H. Lyman, MD, MPH	72	Independent Director	January 2017
Dr. Craig Eagle, MD	56	Independent Director	January 2017
Lawrence Salvo	66	Director	January 2017
Kevin Centofanti	58	Director	January 2017
Mark Corrao	60	Chief Financial Officer, Treasurer	N/A
Dr. Jason Terrell, MD	37	Chief Scientific Officer, Chief Medical Officer	N/A
Richard Purcell	58	Senior VP of Research & Drug Development	N/A
Dr. Jacob Dagan, PhD	73	Executive Vice President Business Development	N/A

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

Mr. Salvo is the founder of Hema Diagnostic Systems which grew out of the predecessor company, International Diagnostics and Medical Supply and has also been directly responsible for all international negotiations. Since leaving Hema Diagnostic Systems, Mr. Salvo has engaged in consulting activities. Mr. Salvo brings the full weight of his international experience, development and design expertise along with his substantial knowledge of the international RDT markets acquired from throughout the world. He is a graduate from St. Vincent de Paul Major Seminary, Boynton Beach, Florida

Kevin Centofanti.

Mr. Centofanti is the President of Brooks, Houghton & Company, Inc. and its affiliates, a middle market merchant bank. Additionally, he is a Registered Principal of Brooks, Houghton Securities, Inc., a member of FINRA and SIPC.  As an experienced executive and deal maker in the United States and internationally, he focuses on creating shareholder value and growth for corporate clients.  He has extensive experience working with senior management of public and private companies to determine and act upon the best corporate finance options available (capital raising, mergers and acquisitions, and general advisory) to realize growth.  Previously, he was a Senior Managing Director of the firm involved in all aspects of its investment banking business. Areas of particular interest to him include healthcare, food and beverage, business services, manufacturing, and intellectual property. Before joining BHC, he was a Partner at The Nassau Group where he focused on technology and special situations for the firm, advising clients on mergers, acquisitions, divestitures/sales and on a wide range of capital raising initiatives. Previously, Mr. Centofanti was a Managing Director at WR Hambrecht + Co., a merchant and investment bank. At WR Hambrecht, Mr. Centofanti focused on advising a variety of companies on public and private capital raising, mergers, acquisitions, and sales. Prior to WR Hambrecht, Mr. Centofanti was at Daiwa Securities America, an international investment bank. He founded that firm's private equity group, which concentrated primarily on funding emerging growth companies in the technology and healthcare industries.

Mr. Centofanti received B.S. degrees in Pharmacy and Business from SUNY at Buffalo, and an M.B.A. in Finance and International Business from Columbia University. Also, he holds the CFA designation.  Additionally, he holds Series 7, Series 24, Series 63 and Series 79 licenses.

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

Mark Corrao. Mr. Corrao serves as the Company’s Chief Financial Officer, Treasurer.

Mr. Corrao has experience in financial management with a proven track record of raising capital and extraordinary bottom line management. He has been involved in the initial registration of numerous public companies and subsequent SEC quarterly and annual reporting and has developed, authored and presented numerous business plans and models inclusive of budgets, forecasts, cash flow, cash management and investment strategies. From 2012 to present he has been a Managing Director and CFO of The Mariner Group LLC, which has merged with the CFO Squad, creating a much larger and diverse multi-talented organization. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies (both private and public) in a wide range of businesses and industries. He is the Chief Financial Officer for a pharmaceutical company specializing in the research and development of novel and new therapeutic agents designed to reduce oxidative stress and act as immune modulators and Neuroprotectants. From 2010-12, he served as Chief Financial Officer of New York Business Efficiency Experts, Inc. which provides professional services in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). He served as a Director and Chief Financial Officer for a manufacturer of proprietary software for the prevention of identity theft and the protection of computer systems from unauthorized access. Additionally, Mr. Corrao is currently the CFO for a software company.

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

Non-Employee Directors' Compensation

$20,000 in cash fees was paid to Generex directors in Fiscal 2018.

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

Board Structure; Risk Oversight; Risk Assessment of Compensation Policies and Practices

The business affairs of Generex are managed under the direction of our Board of Directors. The Board is actively involved in oversight of risks that could affect Generex. In the past, this oversight was conducted primarily through the separate standing committees of the Board. In fiscal 2016, due to the Company’s then exceptional circumstances, including the attrition of directors over the last two fiscal years and the Company’s limited operations and diminished financial condition, the Board’s established standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee ceased functioning. Thus, the full Board has retained responsibility for oversight of risks. The Board satisfies this responsibility through regular reports directly from officers responsible for oversight of particular risks within Generex. The Board believes its administration of its risk oversight function has not affected the Board's leadership structure. We have not re-constituted our Compensation Committee or Corporate Governance and Nominating Committee since the changes in our management and addition of directors on January 17, 2017. Our Audit Committee consists of Mr. McGee and Mr. Ro. Mr. Ro is not independent, and therefore the Company is non-compliant with NASDAQ the audit committee rules at his time. The Company expects to appoint other independent directors to the Audit Committee shortly after the filing of third Annual Report, to enable the Audit Committee to comply with the NASDAQ audit committee independence rules.

Board Meetings; Board Committees

During the fiscal year ended July 31, 2018, the Board of Directors met on one occasion. That meeting had full board participation. There were no committee meetings during fiscal 2018.

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

The Compensation Committee does not delegate its authority. Executive officers (other than Mr. Fletcher) do not attend meetings of the Compensation Committee. The Compensation Committee does not have a charter. It has the authority to use a compensation consultant to assist the Compensation Committee in the evaluation of the compensation of our executive management team and other executive officers and to consult with other outside advisors to assist in its duties to the Company, but in fiscal 2018 it did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee does not have a written charter.

Corporate Governance and Nominating Committee

In fiscal 2018, we did not have a separate standing Corporate Governance and Nominating Committee, and no action was taken by the full Board functioning as the Committee.

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

Item 11. Executive Compensation.

Compensation, Discussion & Analysis

Compensation Philosophy

In fiscal 2017 and fiscal 2018, due to limited resources, we only paid a small amount of bonus compensation to certain executive officers, in no way reflective of market rates or value of services. In fiscal 2016, we paid salaries for the period from August 1, 2015 through October 23, 2015 and issued certain in October 2015, in satisfaction of accrued and unpaid salary, as discussed in detail below. The following discussion of our philosophy assumes we have the resources to follow that philosophy.

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

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2018, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee last undertook a comprehensive review of compensation and engaged a compensation consultant in November 2009.

Determination of Compensation

In prior years, the Compensation Committee typically made compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year. The Compensation Committee followed such a schedule in order to eliminate the need to award retroactive salary increases. In addition, the Compensation Committee has typically reviewed compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time. Due to the financial position of the Company, the Committee did not follow such a schedule in fiscal 2016, as there were no salary changes or bonus awards made. The company last made changes and awarded bonuses prior to the end of fiscal 2013. Because of the Company’s financial position, no increases were made to base salary and no salaries were paid, with only small bonuses being paid to certain officers in fiscal 2017 and fiscal 2018.

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

There were no discretionary awards of options to purchase shares of our common stock to our named executives in fiscal year 2018 or 2017.

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites. During fiscal 2018, we did not provide any material perquisites.

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

Compensation Committee Report

The full Board of Directors of Generex Biotechnology Corporation performing the functions of the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the full Board of Directors recommended and determined that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2018 and in the proxy statement for the 2017 annual meeting.

THE BOARD OF DIRECTORS

Executive Compensation Tables

The following executive compensation tables pertain to the fiscal year ended July 31, 2016. Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2018.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last completed fiscal year ending July 31, 2018. In respect of that fiscal year, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.  The salaries indicated below represent the actual cash amounts paid. The Company did not have sufficient funds to pay the previously agreed upon base salaries. Option exercisable at $1.00 per share (adjusted for the subsequent 1 for 1,000 reverse stock split) were issued in lieu of cash compensation in fiscal 2016.

The cash compensation listed under “Bonus” for each officer in 2017 represents a one-time payment made in June 2017.  No other compensation was paid to any executive officer in the fiscal year ended July 31, 2017.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Mark A. Fletcher, Executive VP,	2018	$—		$100,000	$—	$—	$—	$100,000
General Counsel	2017	$—		$50,000	—	$—	—	$50,000
	2016	$71,462	(1)	$—	—	$70,193	—	$141,655
Joseph Moscato, President,	2018	$—		$100,000	$—	$—	$—	$100,000
Chief Executive Officer	2017	$—		$50,000	—	$—	—	$50.000
	2016	$—		$—	—	$—	—	$—
Mark Corrao,	2018			$40,000	$—	$—	$—	$40,000
Chief Financial Officer	2017	$—		$10,000	—	$—	—	$10,000
	2016	$—		$—	—	$—	—	$—
Andrew Ro,	2018			$25,000	$—	$—	$—	$25,000
Senior VP of Investments	2017	$—		$10,000	—	$—	—	$10,000
	2016	$—		$—	—	$—	—	$—
Richard Purcell,	2018			$68,333	$—	$—	$—	$68,333
Senior VP of R&D	2017	$—		$10,000	—	$—	—	$10,000
	2016	$—		$—	—	$—	—	$—

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the year ended July 31, 2018.

All officers other than Mr. Fletcher assumed office in January 2017.

(1) This amount reflects an annualized base salary of $285,848.

No executive officer or key employee received compensation in Fiscal 2016.

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

We currently have no employment agreements or agreements providing payments upon retirement, termination or change in control for our executive officers.

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information on the current holdings of stock options by the named executives. This table includes unexercised and unvested option awards as of July 31, 2018. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” referred to in Regulation S-K Item 402(p)(2); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

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

No other executive officers held options as of July 31, 2018.

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

The information contained in this table is as of October 3, 2018. At that date, we had 1,065,093 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class
Named Executives, Directors and Nominees
Joseph Moscato(1)	156,400	12.2%
Mark Fletcher (2)	20,406	1%
Brian T. McGee (3)	4,726	*
James Anderson(5)	4,564
Lawrence Salvo(9)	159,745	13%
Andrew Ro(10	4,500	*
Richard Purcell(11)	4,500	*
Jason Terrell(12)	4,500	*
Jacob Dagan(13)	1,000	*
Mark Corrao(14)	4,500	*
Kevin Centofanti(15)	1,000	*
Craig Eagle(15)	1,000	*
Gary Lyman(15)	1,000	*
Named Executives and Directors as a group 9 persons)	367,841	34.5%
Other Holders
BH-Sanford, LLC(6)	1,200,000	51.5%
Alpha Capital Anstalt(7)	98,801	8.4%
Stephen Berkman(8)	283,191	21.0%

* Less than 1%.

(1)	Consists of 156,400 shares of common stock issuable upon the conversion of 391 shares of Series I Preferred Stock
(2)	Includes 15,606 shares, 300 options which were granted on March 8, 2010 under 2006 Plan and 4,500 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 1,500 are vested). .
(3)	Includes 286 shares, 100 options which were granted on March 8, 2010 under the 2006 Plan, 200 options issued March 25, 2011 under the 2001 Stock Option Plan, 508 options issued June 19, 2012 under the 2006 Plan, 1,413 options issued April 1, 2013 under the 2006 Plan, 328 options issued June 6, 2013 under the 2006 Plan, and 891 options issued October 31, 2013 under the 2001 (400) and 2006 Plans (491) and 1,000 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 334 are vested) .
(4)	Intentionally left Blank.
(5)	Consists of 3,726 options issued under stock option plans prior to 2018 and 1,000 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 334 are vested).
(6)	Consists of 1,200,000 shares of common stock issuable upon the conversion of 3,000 shares of Series H Preferred Stock.
(7)	Intentionally Left Blank
(8)	Includes 53,191 shares of common stock (on a post-reverse split basis) issued to Mr. Berkman and 230,000 shares to which he is entitled pursuant to the agreement for the acquisition of the controlling interest in Hema Diagnostic Systems. Does not include warrants exercisable for 15,000,000 shares of common stock, which have not been issued but to which he is entitled.
(9)	Consists of 159,745 shares of common stock issuable upon the conversion of 399 shares of Series I Preferred Stock
(10)	Consists of 4,500 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 1,500 are vested).
(11)	Consists of 4,500 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 1.500 are vested).
(12)	Consists of 4,500 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 1.500 are vested).
(13)	Consists of 1,000 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 333 are vested).
(14)	Consists of 4,500 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 1.500 are vested).
(15)	Consists of 1,000 options granted on October 3, 2018 under the 2017 Equity Incentive Plan (of which only 333 are vested).

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

The letter agreement can be terminated on 180 days’ notice upon 10 days written notice by either party. In the event that the Company completes the acquisition of the assets of Veneto Holdings, LLC, Brooks, Houghton will receive a fee of approximately $900,000. Mr. Centofanti did not participate in the Board of Directors’ vote approving the Veneto transaction.

CFO Squad

The CFO Squad, LLC, provides accounting and financial services to the Company. Our CFO, Mark Corrao, is a managing director of CFO Squad. CFO Squad was paid 157,750 for accounting and financial services provided to the Company in Fiscal 2018.

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

Director Independence

The Board of Directors currently consists of eight members, five of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under NASDAQ rules, all members of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee must be independent directors. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. Due to the Company’s current exceptional circumstances, including the attrition of directors over and the Company’s limited operations and diminished financial condition, the Board’s established standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have ceased functioning as such, and during fiscal year 2018, the full Board acted in the capacity of these committees as necessary, except to the extent that Mr. Fletcher (prior to his ceasing to be a director in January, 2017) abstained from determinations regarding executive compensation for the principal executive officer.

Item 14. Principal Accounting Fees and Services.

MNP LLP ("MNP") has served as our independent auditors since June 1, 2013. The appointment of MNP as our independent public accountants was unanimously approved by the Audit Committee and our Board of Directors. MNP is the successor to our former independent auditors, MSCM LLP ("MSCM"), following MNP’s merger with MSCM in June 2013. MSCM served as our independent auditors from September 5, 2008 until June 1, 2013.

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2018, 2017 and 2016 to our independent auditors:

	Fiscal Year Ended July 31, 2018		Fiscal Year Ended July 31, 2017		Fiscal Year Ended July 31, 2016
Audit Fees	$161,175	(1)	$165,000	(1)	$44,840	(1)
Audit-Related Fees	$-0-		$-0-		$-0-
Tax Fees	$11,390		$-0-	(2)	$-0-	(2)
All Other Fees	$-0-		$—		$0
TOTAL	$172,565		$165,000		$44,840

(1)	Includes fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q filings.
(2)	MNP LLP did not provide or bill for any tax services.

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 59.

The Consolidated financial statements include the following:

Consolidated Balance Sheets as of July 31, 2018 and 2017

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended July 31, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended July 31, 2018 and 2017

2. Financial Statement Schedule and Auditors’ Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year ended July 31, 2018 Valuation Allowance on Deferred Tax Asset	$92,560,537	$1,452,823	$—	$(32,300,531)	$61,712,829
Year ended July 31, 2017 Valuation Allowance on Deferred Tax Asset	$86,678,987	$5,102,730	$778,820	$—	$92,560,537

The auditors’ report of MNP LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2018 and 2017 is included with its report on our financial statements located at page 59.

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 105 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 26 day of October 2018.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Joseph Moscato
Name:	Joseph Moscato
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Joseph Moscato	President and Chief Executive Officer	October 26, 2018
Joseph Moscato	(Principal Executive Officer)

/s/ Brian T. McGee	Director	October 26, 2018
Brian T. McGee

/s/ Andrew Ro	Chief Investment Officer, Senior VP of Investments, Director	October 26, 2018
Andrew Ro

/s/ Gary Lyman	Director	October 26, 2018
Gary Lyman

/s/ Craig Eagle	Director	October 26, 2018
Craig Eagle

/s/ Lawrence Salvo	Director	October 26, 2018
Lawrence Salvo

/s/ James T Anderson	Director	October 26, 2018
James T. Anderson
/s/ Kevin Centofanti	Director	October 26, 2018
Kevin Centofanti

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)
1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)
1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation as amended by the Certificate of Amendment dated as of September 12, 2015.
3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012).
3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)
3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)
3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)
4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)
4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)
4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)
4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)
4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)
4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)
4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)
4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)
4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)
4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)
4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on April 30, 2008)
4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)
4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)
4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)
4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)
4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.23	Form of Securities Purchase Agreement, date May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)
4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC and Maxim Group LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)
4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.28.1	Form of Securities Purchase Agreement dated January 24, 2011 by and between Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 25, 2011).
4.28.2	Form of Warrant issued to the investors in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 25, 2011).
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).
4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).
4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)
4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.31.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)
4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).
4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.32.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)
4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).
4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)
4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 15, 2014).
4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 15, 2014).
4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).
4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)
4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).
4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)
9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on November 12, 2004)
10.1	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*
10.2	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*
10.3	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*
10.4	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*
10.5	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*
10.6	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*
10.7	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*
10.8	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*
10.9	Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)
10.10	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*
10.11	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)
10.12	Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
10.13	Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
10.14	Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*
10.15	Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003 (incorporated by reference to Exhibit 10.30 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*
10.16	Form of Consent and Waiver Agreement entered into with Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)
10.17	Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)
10.18	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)
10.19	Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)
10.20	Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)
10.21	Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)
10.22	Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)
10.23	At Market Offering Issuance Agreement dated October 14, 2009 entered into between Generex Biotechnology Corporation and Wm Smith & Co, LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 15, 2009)
10.24	Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 11, 2009)
10.25	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*
10.26	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*
10.27	Amendment to the Employment Terms for Mark A. Fletcher, dated September 29, 2010 (incorporated by reference to Exhibit 10.46 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 14, 2010).*
10.28	Limited Liability Company Ownership Interest Purchase Agreement by and among Generex Biotechnology Corporation, Global Medical Direct, LLC and Joseph Corso, Jr., Robert S. Shea and Mark Franz (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 12, 2010)
10.29	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*
10.30	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*
10.31	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*
10.32	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*
10.33	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*
10.34	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.48 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.35	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.50 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.36	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.52 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.37	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.53 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.38	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.54 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.39	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.4056	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.41	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.42	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.43	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.44	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.45	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.46	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.47	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.48	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.49	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.50	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.51	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.52	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.53	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.54	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.55	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.56	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.57	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.58	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.59	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.60	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.61	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.62	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.63	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

105