Form 10-Q
period 2018-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2018-12-24
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2018

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 60,290,575 as of December 21, 2018.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2018	July 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,363,740	$1,046,365
Accounts receivable, net	2,982,229	33,555
Inventory, net	838,696	12,075
Other current assets	193,194	96,251
Total current assets	6,377,859	1,188,246
Property and equipment	665,278	31,536
Notes receivable (Note 11)	1,387,763	—
Call option (Note 8)	756,041	2,168,211
Goodwill and intangible asset (Note 9,10 and 11)	12,133,830	3,187,757
Patents, net	22,633	23,280
Other assets, net	7,824	7,824
TOTAL ASSETS	$21,351,228	$6,606,854

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$13,229,881	$11,044,774
Notes payable (Note 9, 11, and 12)	15,854,940	320,000
Loans from related parties (Note 3)	13,864,241	13,864,241
Total Current Liabilities	42,949,062	25,229,015
Warrants to be issued (Note 8)	4,005,240	24,962,507
Total Liabilities	46,954,302	50,191,522

Stockholders’ Deficiency (Note 6)
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 63,000 and 63,000 issued shares at October 31, 2018 and July 31, 2018, respectively	3	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 16,590 and 16,590 issued shares at October 31, 2018 and July 31, 2018, respectively	1	1
Common stock, $.001 par value; authorized 750,000,000 and 750,000,000 shares at October 31, 2018 and July 31, 2018, respectively; 28,427,049 and 22,430,121 issued and outstanding at October 31, 2018 and July 31, 2018, respectively	28,427	22,430
Common stock payable	251,617	2,168,951
Additional paid-in capital	370,402,796	368,388,265
Accumulated deficit	(391,512,465)	(409,386,468)
Accumulated other comprehensive income	800,048	798,422
Non-controlling interest (Note 8)	(5,573,501)	(5,576,272)
Total Stockholders’ Deficiency	(25,603,074)	(43,584,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$21,351,228	$6,606,854
Going Concern (Note 1)
Commitments & Contingencies (Note 4)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2018	2017
Revenue, net	$1,719,148	$2,218

Cost of Goods Sold	870,621	—

Gross Profit	848,527	2,218

Operating expenses
Research and development	180,067	237,782
General and administrative	2,272,641	401,361
Total operating expenses	2,452,708	639,143

Operating Loss	(1,604,181)	(636,925)

Other Income (Expense):
Interest expense	(165,716)	(134,945)
Interest income	6,660	—
Changes in fair value of contingent purchase consideration (Note 8)	19,545,098	28,298,376
Other income, net	3,886	—
Net Income	17,785,747	27,526,506

Net loss attributable to noncontrolling interests (Note 8)	(88,256)	(116,533)

Net Income Available to Common Stockholders	$17,874,003	$27,643,039

Net Income per Common Share
Basic	$0.78	$1.23
Diluted	$0.33	$0.51

Shares Used to Compute Income per Share (Note 5)
Basic	22,806,777	22,430,121
Diluted	54,699,198	54,518,520

Comprehensive Income:
Net Income	$17,874,003	$27,643,039
Change in foreign currency translation adjustments	1,626	11,832
Comprehensive Income Available to Common Stockholders	$17,875,629	$27,654,871

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2017	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(445,720,566)	$783,150	$(74,357,766)	$(5,518,465)	$(79,876,231)
Net Income (Loss)	—	—	—	—	—	—	36,334,098	—	36,334,098	(385,400)	35,948,698
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	327,593	327,593
Currency translation adjustment	—	—	—	—	—	—	—	15,272	15,272	—	15,272
Balance at July 31, 2018	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$(43,584,668)
Net Loss	—	—	—	—	—	—	17,874,003	—	17,874,003	(88,256)	17,785,747
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	91,027	91,027
Issuance of common stock payable	—	—	5,996,928	5,997	(1,917,334)	1,911,337	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	103,194	—	—	103,194	—	103,194
Currency translation adjustment	—	—	—	—	—	—	—	1,626	1,626	—	1,626
Balance at October 31, 2018	79,590	$4	28,427,049	$28,427	$251,617	$370,402,796	$(391,512,465)	$800,048	$(20,029,573)	$(5,573,501)	$(25,603,074)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$17,785,747	$27,526,506
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	25,664	1,220
Issuance of stock options as compensation	103,194	—
Changes in fair value of contingent purchase consideration	(19,545,097)	(28,298,376)
Changes in operating assets and liabilities:
Accounts receivable	721	(175)
Inventory	242,235	(2,011)
Accounts payable and accrued expenses	1,006,344	317,979
Other current assets	24,605	(271,392)
Net used in operating activities	(356,587)	(726,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,168)	—
Cash received in acquisition of a business	1,052,538	—
Net cash used in investing activities	1,046,369	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	—	171,719
Proceeds from note payable	534,940	—
Investment in subsidiary by noncontrolling interest	91,027	—
Net cash provided by financing activities	625,967	171,719

Effects of currency translation on cash and cash equivalents	1,626	11,832

Net increase (decrease) in Cash and Cash Equivalents	808,661	(542,698)

Cash and Cash Equivalents, Beginning of Period	1,046,365	2,879,165

Cash and Cash Equivalents, End of Period	$1,855,026	$2,336,467

Supplemental Disclosure of Cash Flow Information
Note payable issued for acquisition of a business	$15,000,000	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

For the three months ended October 31, 2018

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

On October 3, 2018, the Company entered into an Asset Purchase Agreement with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries.   The Agreement bifurcated the closing.  On October 3, 2018 (the “First Closing”), the Company purchased substantially all the operating assets of Veneto including (a)system of dispensing pharmacies , (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory in exchange for a secured promissory note in the principal amount of $15,000,000.

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $392 million and a working capital deficiency of approximately $37 million at October 31, 2018. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Note 2 – Summary of Significant Accounting Policies:

Revenue Recognition—Revenue is recognized when: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Revenue from the provision of pharmacy services is recognized when the prescription is dispensed (picked up by the patient or shipped to the patient using common carrier or delivered by the pharmacies own personnel). At the time of dispensing each pharmacy has a contract with the insurance payor (item (i)); the insurance payor has accepted the claim for reimbursement from the pharmacy and informed the pharmacy how much will be paid for the prescription (item (iii)); the insurance payor is now legally obligated to make payment on the accepted claim within a given period proscribed by statute (item (iv)); and, the prescription has been taken from the pharmacy inventory, placed into an individually labeled container specific to the patient, and the patient is able to take possession of the prescription (item (ii)). Shipment to or pick up by the patient is the first time that all criteria for revenue recognition have been met.

Revenue from the provision of laboratory services is recognized upon the completion of accessions (the requested laboratory test has been performed and the report has been issued to the requesting physician). After the test has been performed and reported, the insurance company and/or patient has an obligation to pay for medically necessary laboratory tests (items (i) and (ii)). Unlike the pharmacy services model, laboratory services are provided prior to insurance company approval; as a result, the seller’s price to buyer is not known until payment is provided (items (iii) and (iv). Based on historical collections, the Company estimates the expected revenues associated with similar tests and recognizes the revenue when testing results have been provided.

Provisions for estimated sales returns and uncollectible accounts are recorded in the period in which the related sales are recognized based on historical and anticipated rates.

The Company determines whether it is the principal or agent for its retail pharmacy contract services on a contract by contract basis. In the majority of its contracts, the Company has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Company’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Company is contractually required to pay the third party pharmacies in its retail pharmacy network for products sold, regardless of whether the Company is paid by its clients. The Company’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Co-Payments or inventory risk related to retail network claims, management believes that all of the other applicable indicators of gross revenue reporting are present. For contracts under which the Company acts as an agent, revenue is recognized using the net method.

Cost of Goods Sold—Costs and directly related expenses to sell the Company’s products and services are recorded as cost of goods sold when the related revenue is recognized. The Company records shipping and handling costs related to delivery of products to customers within cost of goods sold.

Inventories—Inventories, which consist of finished goods, are stated at the lower of cost, determined principally under the first-in, first-out method, or net realizable value. Inventories include the cost of pharmaceuticals, reagents, and consumables. Obsolete or excess inventories are reflected at their estimated realizable values. Net realizable value is the estimated sales revenue for a normal period of activity less expected selling costs. Allowances for excess and obsolete inventory are recognized for excess amounts, obsolescence and declines in net realizable value below cost. Estimation and judgment are required in determining the value of the allowance for excess and obsolete inventory at each statement of financial position date. Management specifically analyzes estimates of future demand for products when determining allowances for excess and obsolete inventory. Changes in these estimates could result in revisions to the valuation of inventory in future periods.

Property and Equipment—Property, equipment and improvements to leased premises are depreciated using the straight-line method over the estimated useful lives of the assets, or when applicable, the term of the lease, whichever is shorter. Major renewals or replacements that substantially extend the useful life of an asset are capitalized and depreciated. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which are generally as follows:

Leasehold improvements	The shorter of the expected useful life of the improvement or the lease term

Computers and technological assets	3-5 years
Machinery and equipment	5 years
Furniture and fixtures	7 years

Assets acquired through finance lease arrangements or long-term rental arrangements that transfer substantially all the risks and rewards associated with ownership of the asset to the Company (as lessee) are capitalized.

Adoption of New Accounting Standards

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

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018. The Company performed a cumulative adjustment and found that the adoption did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The update is effective for fiscal years beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

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

Note 3 - Loans from Related Parties

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the Company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bears no interest thereafter. Upon acquisition of HDS by the Company (see Note 8), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 8) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. The loan principal increased by $624,404 from January 19, 2017 through July 31, 2018 and did not change from July 31, 2018 to October 31, 2018. As of October 31, 2018, the outstanding principal balance was $13,864,241. Subsequent to period end the call option was exercised and the outstanding principal balance was eliminated (Note 13).

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest.  The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to Antigen subsequent to such spinout.  Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount.  Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court.  If the Company fails to make the payment following completion of any post-spinout financing related to Antigen or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000. This has been accrued in the unaudited condensed interim consolidated financial statements.

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

There are rental agreements in effect at Hema Diagnostics Systems, Grainland Pharmacy Inc. and Empire State Pharmacy Inc. and paid out in the following periods: $69,022 in fiscal year 2019, $82,469 in fiscal year 2020 and $9,306 in fiscal year 2021.

With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

Note 5 - Net Income Per Share (“EPS”):

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 17,850 for the three months ended October 31, 2018.

	Three Months Ended October 31,	Three Months Ended October 31,
	2018	2017
Weighted average number of common shares outstanding - Basic	22,806,777	22,430,121
Potentially dilutive common stock equivalents	31,892,421	32,088,399
Weighted average number of common and equivalent shares outstanding-Diluted	54,699,198	54,518,520

Note 6 - Stockholders’ Deficiency:

Common Stock

All shares presented are adjusted according to the stock dividend recorded subsequent to the period end (Note 13).

On January 18, 2017, the Company issued 1,117,431 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 4,830,000 shares of common stock upon the conclusion of the Company’s reverse stock split. On October 26, 2018, 4,830,000 shares were issued.

During January 2017, the Company issued 168,000 shares of common stock for the conversion of 120 shares of Series F convertible preferred stock, plus 88,935 shares for the related make-whole payments issued to convert the accumulated dividend payable.

During January 2017, the Company issued 210,000 shares of common stock for the conversion of 150 shares of Series G convertible preferred stock, plus 98,448 shares for the related make-whole payments issued to convert the accumulated dividend payable.

During February 2017, the Company issued 489,993 shares of common stock for the conversion of 350 shares of Series G convertible preferred stock, plus 222,726 shares for the related make-whole payments issued to convert the accumulated dividend payable.

On February 9, 2017, the Company offered all current warrant holders an option to exercise immediately all outstanding common stock purchase warrants on a cashless basis at a reduced exercise price of $0.35 per share from $0.71 per share. The Company agreed to issue a total of 2,179,989 shares of common stock in connection with the exercise of 6,607,629 warrants in connection with the following outstanding warrants:

	Warrants Exercised	Shares Agreed to be Issued
Series C 9% Convertible Preferred Stock	210,000	69,279
Series D 9% Convertible Preferred Stock	349,629	115,332
Series E 9% Convertible Preferred Stock	2,513,007	829,101
Series F 9% Convertible Preferred Stock	2,904,993	958,419
Series G 9% Convertible Preferred Stock	630,000	207,858
	6,607,629	2,179,989

On October 22, 2018, 1,166,928 common stock payable was issued. As at October 31, 2018, 357,966 shares remain to be issued resulting in common stock payable $251,617.

Series H and Series I Convertible Preferred Stock

The Company has authorized 109,000 shares of designated non-voting Series H Convertible Preferred Stock with a stated value of $1000 per share and authorized 6,000 shares of designated non-voting Series I Convertible Preferred Stock with a stated value of $47.61 per share pursuant to the Purchase Agreement dated March 27, 2017. The Series H Preferred Stock was scheduled to be sold in four tranches to the Purchaser. Under the Securities Purchase Agreement, in the event the Purchaser failed to purchase 100% of the shares of Preferred Stock at any given Closing, the Company can decline to sell any further securities to the Purchaser (the “Purchase Agreement”).

The Series H and Series I Convertible Preferred Stock are convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $.12 per share. An aggregate of 966,000,000 shares of the Company’s common stock would be issuable upon conversion of both the Series H and Series I Preferred Stock if all shares of such preferred stock contemplated by the securities purchase agreement are issued.

Neither Series H nor Series I Convertible Preferred Stock have special dividend rights. If the Company pays dividends on its common stock, the holders of the preferred stock will receive dividends in the amount they would have received had they converted the preferred stock to common stock.

At closing of the first tranche on March 28, 2017, the Company issued 63,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds was repaid to the Company in July 2017 upon termination of the Emmaus LOI. As of October 31, 2018, an aggregate of 25,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold.

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

Conversion of Debt to Officers into Series I Preferred Stock

On April 27, 2017, the Company converted the “Moscato – Salvo Advances” (Note 3) after applying a 20% original issue discount, the same as the original issue discount negotiated at arm’s length with Alpha on March 6, 2017. Moscato converted $390,984 (including $65,164 original issue discount) into 8,211 shares of Series I Convertible Preferred Stock. Salvo converted $399,363 (including $66,560 original issue discount) into 8,379 shares of Series I Convertible Preferred Stock.

Noncontrolling Interest

During the three months ended in October 31, 2018, there was a net loss attributable to the non-controlling interest (49%) in HDS of $88,256 and contributions made of $91,027. As of October 31, 2018, and July 31, 2018, the non-controlling interest in HDS was $5,573,501 and $5,576,272, respectively.

Note 7- Stock-Based Compensation:

Stock Option Plans

As of October 31, 2018, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 5,040,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). At October 31, 2018, there were 1,354,185 and 5,037,270,000 shares of common stock reserved for future awards under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

The 2006 and 2017 Plans (the Plans) are administered by the Board of Directors (the Board). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2018	232,218	$1.46
Granted	2,730,000	0.11
Forfeited or expired	(214,638)	(0.05)
Exercised	—	—
Outstanding - October 31, 2018	2,747,580	$0.28

The 2,747,850 outstanding options at October 31, 2018 had a weighted average remaining contractual term of 9.88 years.

There were 927,850 vested common stock options under the Plan for the period ended October 31, 2018. As of October 31, 2018, the Company had $182,573 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company granted 2,730,000 options during the three months ended October 31, 2018 and none during the year ended July 31, 2018. . The Company did not grant any options during the three months ended October 31, 2017

The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models requires the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The following assumptions were used in the Black-Scholes option-pricing model:

October 31, 2018
Exercise price	0.106
Time to expiration	10 years
Risk-free interest rate	3.15%
Estimated volatility	151.3%
Dividend	—
Stock price at valuation date	$0.106

The following table summarizes information on stock options outstanding at October 31, 2018:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at October 31, 2018	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.11	2,730,000	$0.11	9.93	$1,119,400
$30.48	17,850	$30.48	1.35	—
	2,747,850	5.95	9.88	$1,119,400

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on October 31, 2018. The market values as of October 31, 2018 was $0.47 based on the closing bid price for October 31, 2018.

Note 8 - Acquisition of Hema Diagnostics Systems, LLC:

On January 18, 2017, the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), pursuant to the Acquisition Agreement. At closing, the Company acquired 4,950 of HDS’s 10,000 previously outstanding limited liability company units in exchange for 1,117,011 shares of Generex common stock valued at $253,721, plus 420 shares of Generex common stock issued to HDS in exchange for 300 new limited liability company units. The Acquisition Agreement also provides the Company with a call option to acquire the remaining 49% of HDS and a retirement of HDS shareholder loans in the amount of $13,431,706 (including interest) (the “Call Option”) for the aggregate purchase price of $1.

Following the closing and the completion of Company’s reverse stock split, the Company was required to issue a further 4,830,000 shares of common stock and issue a warrant to a former shareholder of HDS to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition.  As of October 31, 2018, no shares or warrants relating to this acquisition have been issued. Subsequent to period end, the call option was exercised and the Company acquired the remaining 49% of HDS (Note 13).

Fair Value of the HDS Assets

The intangibles assets acquired include In–Process Research & Development (“IPR&D”). The Fair Value of the IPR&D intangible asset using an Asset Cost Accumulation methodology as of January 18, 2017 (the “Valuation Date”) was determined to be $2,911,377.

The net purchase price of HDS was determined to be as follows:

	Stock Price at Closing	Shares	Fair Value
Purchase price:
Common Stock at closing	$.23	1,117,011	$253,721
Common Stock after closing	$.23	420	95
Common Stock post reverse stock split	$.23	4,830,000	1,097,100
Total purchase price		5,947,431	$1,350,916

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

During the fiscal year 2018, there was an increase in authorized shares, but the warrants were not issued until subsequent to period end. Per an agreement with warrant holder, such warrants were not subject to the stock dividend and no adjustment to the exercise price (Note 13).

As of July 31, 2018, the fair value of the warrants was $24,962,507 and Call Option was $2,168,211. The change in the fair value of the contingent purchase consideration of $39,027,901 was recorded in the consolidated statements of operations and comprehensive income (loss) for the year ending July 31, 2018.

As of October 31, 2018, the fair value of the warrants was $4,005,240 and Call Option was $756,041. The change in the fair value of the contingent purchase consideration of $19,545,098 was recorded in the consolidated statements of operations and comprehensive income for the three months ending October 31, 2018.

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of October 31, 2018. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	October 31, 2018	July 31, 2018
Exercise price	2.50	2.50
Time to expiration	3.26 years	3.47 years
Risk-free interest rate	3.15%	2.77%
Estimated volatility	135.07%	143.97%
Dividend	—	—
Stock price at valuation date	$0.47	$0.1

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of three months ended October 31, 2018 and year ended July 31, 2018. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

	October 31, 2018	July 31, 2018
Risk-free interest rate	2.49%	2.44%
Estimated volatility	128.52%	129.95%
Remaining Term	1.22 years	1.47 years
Stock price at valuation date	$0.4975	$0.0976

 Note 9 - Acquisition of Pharmacies and New Formation:

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

Note 10 – Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2018 and three-month period ended October 31, 2018, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2018	$3,187,757	$—	$3,187,757
	8,946,073	8,883,982	62,091
Balance as of October 31, 2018	$12,133,830	$8,883,982	$3,249,848

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

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $14.3 million as of the date of the acquisition. When the acquisition transaction closed in January 2017, HDS was a development-stage entity and its liabilities exceeded the aggregate value of its assets. Utilizing discounted cash flow (DCF) valuation methodology, Generex determined that HDS has forecasted losses throughout the reasonably foreseeable future with a nominal terminal value. In addition, there was a high degree of uncertainty as to the future cash flows of HDS. Therefore, the Company concluded that the implied goodwill arising out of the acquisition was zero and should be properly characterized as fully impaired as of July 31, 2018.

Note 11 – Veneto Acquisition:

On October 3, 2018, we entered into an Asset Purchase Agreement (the “Agreement”) with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto.

Effective as at October 3, 2018, NuGenerex Distribution Solutions, LLC assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of that LLC is NuGenerex Management Services, Inc., a wholly-owned subsidiary of Generex Biotechnology Corporation.

The aggregate purchase price for the Assets, is $35,000,000 including the Promissory Note.  At the Second Closing, the Company will pay the principal of the Promissory Note plus interest to Veneto, (ii) $9,000,000 will be paid by the Company into a trust or other fiduciary account acceptable to Veneto to be used exclusively for satisfaction of certain contingent liabilities of Veneto and subsidiaries of Veneto not being acquired by the Company, (iii) $3,000,000 will be paid by the Company into an escrow account to secure potential obligations of Veneto in respect of the Second Closing date working capital and under the indemnification provisions of the Agreement and (iv) the balance will be payable directly to Veneto in cash.

The Company has also entered into a temporary fee-for-service arrangement with Veneto and one of its subsidiaries for Veneto to provide management, personnel, operational, administrative and other services with respect to the First Closing Assets pending the Second Closing. At the Second Closing, all of Veneto personnel providing these services are expected to become employees or consultants of the Company, and Veneto will no longer provide the services.

As the First Closing, the Promissory Note issued to Veneto in the original principal amount of $15,000,000 with interest at an annual rate of 5.0% and guaranteed by Generex and Joseph Moscato, and secured by a first priority security interest in the Company’s assets other than the First Closing Assets was subsequently cancelled upon the issuance of the a new promissory note on the Second Closing in the principal amount of $35,000,000 with an annual of 12.0% and guaranteed by Generex and Joseph Moscato. There was $62,500 of accrued interest on the $15,000,000 note in the three months ended October 31, 2018. (See Subsequent Event Note 13)

	“First Closing” completed on October 3, 2018	“Second Closing” completed on November 1, 2018	Total
Cash and cash equivalents	$2,410,150	$—	$2,410,150
Accounts receivable, net	1,935,078	—	1,935,078
Inventory, net	1,068,856	—	1,068,856
Prepaid expenses	95,803	—	95,803
Property and equipment, net	652,590	—	652,590
Other receivables	1,014,316	—	1,014,316
Notes receivable - LT	1,387,763	—	1,387,763
Other assets, net	61,348	—	61,348
Intangible assets, net	—	7,110,000	7,110,000
Total assets acquired	8,625,905	7,110,000	15,735,905
Total current liabilities	2,509,887	—	2,509,887
Notes payable	—	3,403,948	3,403,948
Total liabilities assumed	2,509,887	3,403,948	5,913,835
Net identifiable assets acquired	6,116,018	3,706,052	9,822,070
Goodwill	8,883,982	16,293,948	25,177,930
Total consideration transferred	$15,000,000	$20,000,000	$35,000,000

Fair Value of the Veneto Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Veneto acquisition as of the First Closing and the Second Closing:

The significant intangible assets identified in the purchase price allocation discussed above include developed software and technology, referral base (recurring revenue from the MSO investments and their use of Company owned pharmacies) and non-compete agreements with continued employment of key employees. Tradenames and trademarks were not valued as tradenames and trademarks will not be maintained going forward. To value the developed software and technology, the Company utilized the relief from royalty method, a form of the income approach to value the developed software and technology which assumes a limited technology life and market share adjusted by assumed obsolescence with a terminal value. The referral base was valued using a multi-period excess earnings method, a form of the income approach. The Company utilized the with and withhout method, a form of the income approach to value non-compete agreements with Generex.

The preliminary amounts assigned to the identifiable intangible assets, the estimated useful lives, and the estimated amortization expense related to these identifiable intangible assets are as follows:

	Preliminary Fair Value	Average Estimated Life	Amortization for Year Ended July 31, 2018
Developed Software/Technology	$780,000	5	$156,000
Referral Base	3,920,000	15	261,333
Non-compete agreements	2,410,000	3	803,333
	$7,110,000		$1,220,667

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for Veneto Acquisition was $8.9 million as of the date of the First Closing and $16.3 million as of the date of the Second Closing.

Note 12 – Notes Payable

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $122,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount. The effective interest is 27.5%.

Note 13 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued.

On November 5, 2018, Generex issued a press release, a copy of which is furnished herewith as Exhibit 99.1, announcing the record and payment dates for the common stock dividend on its shares of common stock, par value $.001 per share, at a ratio of 20 for 1.

Prior to payment of Generex’s 20 for 1 common stock dividend, on November 30, 2018, Joseph Moscato, the Company’s President and Chief Executive Officer, and Lawrence Salvo, a member of the Company’s Board of Directors, converted all shares of the Company’ Series I Convertible Preferred Stock owned by them.  Mr. Moscato received 3,276,000 shares of the Company’s Common Stock upon conversion.  Mr. Salvo received 3,354,645 shares of the Company’s Common Stock upon conversion.

On November 20, 2018, the Company’s wholly owned subsidiary, Antigen Express, Inc. (“Antigen”) entered into a Clinical Trial Agreement with NSABP Foundation, Inc. (“NSABP”). Pursuant to the Clinical Trial Agreement, NSABP will conduct a Phase II Study to evaluate efficacy of administering Merck Sharpe & Dhome’s (‘Merck”) Keytruda® (pembrolizumab) in combination with Antigen’s AE37 cancer vaccine for the treatment of metastatic triple negative breast cancer. While Merck is not a party to the Clinical Trail Agreement, Merck is expected to provide Keytruda® for the study pursuant to the Clinical Trial Collaboration and Supply Agreement between Antigen and Merck. An initial payment from Generex in the amount of $340,000 is due by December 20, 2018. If the study runs the full anticipated term, Generex will be responsible for an aggregate $2,118,461.

On November 25, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due November 26, 2019 (“Note”) in the principal amount of $1,060,000. The purchase price of the Note was $1,000,000. The remaining $60,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount.

On November 27, 2018, Generex Biotechnology Corporation (the “Company”) and Olaregen Therapeutix Inc. (“Olaregen”) entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Olaregen for a total consideration of twelve million dollars ($12,000,000) in accordance with the terms and conditions of the LOI (the "Proposed Acquisition").

On November 28, 2018, Generex Biotechnology Corporation (the “Company”) and Regentys Corporation. (“Regentys”) entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Regentys for a total consideration of fifteen million dollars ($15,000,000) in accordance with the terms and conditions of the LOI (the "Proposed Acquisition").

On December 1, 2018, after payment of the dividend, B-H Sanford, LLC, converted all shares of the Company’ Series H Convertible Preferred Stock owned by it into 25,200,000 shares of common stock.

On December 1, 2018, the Company issued to Stephen L. Berkman a Warrant exercisable for 15,000,000 shares of common stock. The Warrant is exercisable until December 1, 2019 at an exercise price of $2.50 per share. The Warrant contains a provision prohibiting the exercise of the Warrant to the extent that, after exercise, Mr. Berkman would own more than 9.99% of the Company’s common stock. The Warrant was issued pursuant to the January 18, 2017 Acquisition Agreement among the Company, Hema Diagnostic Systems, LLC (“HDS”), Stephen L. Berkman and the other equity owners of HDS. Despite the warrants being issued after the effective date of the 20 for 1 stock dividend, per an agreement with warrant holder, such warrants were not subject to the stock dividend and no adjustment was made to the exercise price.

On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining HDS equity interests to the Company, waiving and releasing any conditions to such transfer. HDS is now a wholly owned subsidiary of the Company. The Company and Mr. Berkman released $624,404 owed to him by the Company and $13,431,706 owed to him by HDS, as of October 31, 2018, in exchange for shares of the Company’s common stock valued at the aggregate of such amount using the closing price for the common stock on November 30, 2018. The pre-stock dividend closing price was $18.99, resulting in 32,881 shares issuable to Mr. Berkman.

On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex.  AEXG has filed a petition to enforce the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants, The Arbitrator did not award the cash value of the warrants. The Company denies that AEXG is entitled to the cash value of the warrants and that the amount claimed is the cash value of the warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month periods ended October 31, 2018 and 2017. Effective October 3, 2018, we purchased, certain assets of Veneto Holdings, L.L.C. (“Veneto”), and its subsidiaries (the “First Closing Assets”). We acquired additional assets of Veneto effective November 1, 2018 (the “Second Closing Assets”) Our balance sheet at October 31, 2018 includes our interest in the First Closing Assets, the obligations issued in connection with the purchase of the First Closing Assets and our interest in the results of operations of the First Closing Assets is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended October 31, 2018. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2018, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2018.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2018 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning funding of obligations related to potential acquisitions and generally completing acquisitions;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations, acquisitions and joint ventures;

•	our expectations concerning product candidates for our technologies;

•	our expectations regarding the cost of raw materials and labor, consumer preferences, the effect of government regulations on the Company’s business, the Company’s ability to compete in its industry, as well as future economic and other conditions both generally and in the Company’s specific geographic markets;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

•	our expectations of when commercial sales of our products in development may commence and when actual revenue from the product sales may be received.

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

Additional factors that could affect future results of our historical business are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2018, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based

Executive Summary

Preliminary Note

On January 17, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”). On December 2, 2018, we acquired the remaining equity of HDS, and HDS became a wholly owned subsidiary. We intend to focus resources on HDS’ business as well as other potential acquisition candidates going forward, but do not intend to discontinue our pre-Acquisition activities.

On October 3, 2018, we acquired the First Closing Assets from Veneto, primarily consisting of the operating assets of (a) system dispensing pharmacies, (b) a central adjudicating pharmacy, (c)a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory.

On November 1, 2018 we consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. ,We issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. In addition, we assumed approximately $3.8 million in outstanding institutional debt of Veneto subsidiaries, but will have use of Veneto cash which would otherwise have been applied to paying down the debt.

We intend to focus resources on HDS’ business, the pharmacy and MSO business operated with the assets purchased from Veneto as well as other potential acquisition candidates going forward, but do not intend to discontinue our pre-Acquisition activities. However, we will not pursue our historical business if we do not receive substantial financing for that purpose.

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

Pharmacy and MSO Business

On October 3, 2018, we acquired from Veneto the operating assets of system dispensing pharmacies, (b) a central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory.

On November 1, 2018, we acquired Veneto’s management services organization (MSO) business and two additional ancillary services.

Generex Historical Business

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated deficit was $510,837,583 at October 31, 2018. As of October 31, 2018, we believe our current cash position is not sufficient to meet our working capital needs for the next twelve months and we may not have sufficient reserves for contingencies. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2019. In addition, we do not have sufficient funds to satisfy the obligations to pay deferred purchase price for the Veneto assets or pursuant to binding letters of intent we signed in November 2018. In addition, we do not have funds to carry out our strategic development plans. Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.

We operate in three segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. HDS operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level. Our subsidiary, NuGenerex Distribution Solutions 2, LLC, which acquired the Veneto assets, operates in pharmaceutical services.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™) and Antigen’s peptide immunotherapeutic vaccines.

We did not extend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal quarters ended October 31, 2018 and 2017 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal quarters ended October 31, 2018 and 2017, we did not expend any resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies due to our lack of cash. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the fiscal quarters October 31, 2018 and 2017, HDS expended $141,067 and $107,692 on research and development relating to its rapid diagnostic tests. HDS expects to expend resources on its rapid diagnostic test during the remainder fiscal year ending July 31, 2019.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations. As of October 31, 2018, there were no indications of any impairment of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets

Inventory. HDS’ inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluate our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At October 31, 2018, there was no reserve for obsolescence.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of October 31, 2018 and July 31, 2018, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended October 31, 2018 compared to three months ended October 31, 2017

We had a net income for the three months ended October 31, 2018 of $17,785,747 and $27,526,507 in the corresponding three months of the prior fiscal year. The income in both periods was caused primarily by the change in fair value of contingent purchase consideration.

The $57,715 decrease in research and development expenses in the quarter ended October 31, 2018 versus the comparative previous fiscal quarter is primarily due Antigen’s decrease of expenses.

Our interest expense in the three months ended October 31, 2018 was $165,716 compared to the previous year’s fiscal three months of $134,945.

The net operating losses attributed to HDS in three-month periods ended October 31, 2018 amount to $88,256, compared to the previous year’s fiscal three months of $116,533. The net operating losses attributed to HDS for the three months ended October 31,2018 arise primarily from general and administrative expenses of $19,133 and research, development costs of $69,123.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock, securities convertible into our common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities, or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities

Our October 31, 2018 cash position was not sufficient for 12 months of operations.  Anticipated revenues associated with the Veneto acquisition are expected to dramatically alter the cash flow landscape.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock, as well as investor notes, and raised approximately $4,000,000 during fiscal 2017 (including proceeds from warrant exercises, short term loans and the issuance of preferred stock), our cash balances have been low throughout fiscal 2018. We did not raise any cash from the sale of our securities in fiscal 2018.

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

Financings

Following is a summary of the financing activities that we have completed since the end of fiscal 2018.

Financing – October 2018

Investor Note Secured by CEO’s Stock

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $122,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount.

Joseph Moscato, the Company’s President & Chief Executive Officer, has guaranteed the Company’s obligations under the Note. In addition, Mr. Moscato has pledged as collateral for the guaranty 391 shares of the Company’s Series I Convertible Preferred Stock owned by him. Under the terms of the pledge, however, upon conversion of the preferred stock, the investor will be entitled only to the 156,400 shares of common stock into which the preferred shares are currently convertible, and any additional shares issuable due to the effect of the Company’s contemplated stock dividend on the conversion rate of the preferred stock will not be subject to the pledge.

The Company will become obligated to repay the Note prior to maturity if the Company’s common stock is not listed for trading on a NASDAQ market on or before ninety (90) days after the date of the Note. Company will become obligated to repay the Note prior to maturity upon the occurrence of certain other triggering events, including, breach of the covenants under the Note or Securities Purchase Agreement, breach of certain other contractual obligations, and the occurrence of a change in control of the Company.

Financing – October 2018

Investor Note Secured by CEO’s Stock

On November 25, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due November 26, 2019 (“Note”) in the principal amount of $1,060,000. The purchase price of the Note was $1,000,000. The remaining $60,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount.

Joseph Moscato, the Company’s President & Chief Executive Officer, has guaranteed the Company’s obligations under the Note. In addition, Mr. Moscato has pledged as collateral for the guaranty 400,000 shares of the Company’s post-stock dividend Common Stock owned by him. At the option of either the investor or Mr. Moscato, all or any party of the loan can be paid with shares of the pledged stock valued at $2.50 per share, without default.

The Company will become obligated to repay the Note prior to maturity upon the occurrence of certain other triggering events, including, breach of the covenants under the Note or Securities Purchase Agreement, breach of certain other contractual obligations, and the occurrence of a change in control of the Company.

If any of these events occur, or if the Company does not pay the principal amount when due, interest will accrue at the rate of 24% per annum on outstanding balance under the Note until paid in full. Late fees will apply on all amounts not paid within five trading days of the payment date.

Cash Flows for the Three Months ended October 31, 2018

For the fiscal quarter ended October 31, 2018, we used $356,587 in cash to fund our operating activities. The use for operating activities included a net income of $17,785,747 and changes to working capital including an increase of $1,006,344 related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $103,194 related to depreciation and amortization, $19,545,097 related to the change in fair value of contingent purchase consideration.

In the three months ended October 31, 2018, we had net cash provided by investing activities of $1,046,369 primarily relating to cash received in the acquisition of Veneto.

We had cash provided by financing activities in the fiscal year ended July 31, 2018 of $625,967, which pertained to proceeds from an investor of $534,940 and investment in subsidiary by noncontrolling interest $91,027, primarily consisting of contributions and loan proceeds from Stephen L. Berkman, to HDS.

Our net working capital October 31, 2018 declined to negative $36,571,203 from negative $24,040,769 at October 31, 2017, which was attributed primarily to an increase in accounts payable and accrued expenses and a decrease in cash.

Funding Requirements and Commitments

Veneto Acquisition Related Debt

On November 1, 2108, in connection with the completion of the acquisition of the pharmacy, management service organization and other assets of Veneto, the Company’s subsidiary, NuGenerex Distribution Solutions 2, LLC (“NuGenerex”0, issued Veneto a promissory note in the principal amount of $35,000,000. The note calls for payment in full on or before January 15, 2019 with interest at an annual rate of 12% on the $30,000,000 portion of the New Note representing the purchase price of the Assets. The note is guaranteed by Generex and Joseph Moscato, and secured by a first priority security interest in all of Generex’s assets. Mr. Moscato’s guaranty is limited to the principal amount of $15,000,000.

Upon payment, the proceeds will be distributed as follows (i) $9,000,000 will be paid by NuGenerex into a trust or other fiduciary account acceptable to Veneto to be used exclusively for satisfaction of certain contingent liabilities of Veneto and subsidiaries not being assumed by NuGenerex (for a period of time to be agreed upon), (ii) $3,000,000 will be paid by NuGenerex into an escrow account to secure potential obligations of Veneto in respect of the Second Closing Date working capital and under the indemnification provisions of the Agreement, and (iii) the balance will be payable directly to Veneto in cash.

In addition, pursuant to the Amendment, NuGenerex has assumed approximately $3.4 million in outstanding institutional debt of Veneto subsidiaries. This debt includes $1,560,000 under a term loan and $1,852,000 under a revolving line of credit.

Obligations under Letters of Intent for Acquisitions

Olaregen

On November 27, 2018, the Company and Olaregen Therapeutix Inc. (“Olaregen”) entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Olaregen for a total consideration of twelve million dollars ($12,000,000).

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen Shares will consist of the following cash payments:

•	$800,000 on or before December 31, 2018.
•	$800,000 on or before January 1, 2019.
•	$3,000,000 on or before February 28, 2019.
•	$1,000,000. On or before May 31, 2019.
•	$6,000,000.00 on or before September 30, 2019.

In the event that Generex fails to pay the installment due on September 30, 2019, Generex will forfeit the shares allocated to that installment (1,600,000 Olargeren shares) and the Olaregen will be entitled to “claw back” fifty percent (50%) of any and all shares paid for by the prior payments.

In the event Generex does not make either or both of the fourth and fifth payments, its share ownership of Olaregen will be proportionately reduced.

Regentys

On November 28, 2018, the “Company and Regentys Corporation. (“Regentys”) entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Regentys for a total consideration of fifteen million dollars ($15,000,000).

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys Shares will consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018.
•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019.
•	$3,000,000 to initiate a first-in-human pilot study on or before September 1, 2019.
•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.
•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

In the event that Generex does not make any of the first three payments listed above, at Regentys’ option either:

•	Generex will forfeit all of the Regentys shares issued with no refund of amounts paid; or
•	Generex will issue shares of its common stock to Regentys equivalent to 110% of the value of the missing payment, which shares will be registered for resale.

In the event Generex does not make either or both of the fourth and fifth payments, its share ownership of Regentys will be proportionately reduced.

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

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and is considering early adoption of the standard. The update is effective for fiscal years beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2018, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2018, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex.  AEXG has filed a petition to enforce the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants, The Arbitrator did not award the cash value of the warrants. The Company denies that AEXG is entitled to the cash value of the warrants and that the amount claimed is the cash value of the warrants.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2018, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2018, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $17,874,003 at October 31, 2018. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2018.

To date, we have not been profitable and our accumulated net loss available to shareholders was $391,512,465 at October 31, 2018, and our consolidated balance sheet reflected a stockholders’ deficiency of $58,524,028 at that date. We received a report from our independent auditors for the year ended July 31, 2018 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable transactions occurred in the fiscal quarter ended October 31, 2018.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2018.

Item 3. Defaults Upon Senior Securities.

None in the fiscal quarter ended October 31, 2018.

Item 5. Other Information.

On October 3, 2018, we acquired the First Closing Assets from Veneto, primarily consisting of the operating assets of (a) system of pharmacies, (b) (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory.

On November 1, 2018 we consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. We issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue premium, as the sole consideration payable on the Second Closing Date. In addition, we assumed approximately $3.4 million in outstanding institutional debt of Veneto subsidiaries, but will have use of Veneto cash which would otherwise have been applied to paying down the debt.

November 28, 2018, we entered into a binding letter of intent with Regentys Corporation. (“Regentys”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Regentys for a total consideration of fifteen million dollars ($15,000,000) in accordance with the terms and conditions of the LOI. The material terms and conditions of the LOI. are described in our Current Report on Form 8-K, dated November 28, 2018 and filed December 3, 2018

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 46 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 21, 2018	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: December 21, 2018	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).

4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)

10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)

10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

46