Form 10-Q
period 2019-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2019-03-25
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2019

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 60,362,143 as of March 25, 2019.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2019	July 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,186,377	$1,046,365
Accounts receivable, net	2,466,138	33,555
Inventory, net	1,099,508	12,075
Other current assets	280,271	96,251
Total current assets	6,032,294	1,188,246
Property and equipment	645,607	31,536
Notes receivable - noncurrent (Note 11)	1,406,051	—
Call option (Note 8)	—	2,168,211
Goodwill and intangible asset (Note 9,10 and 11)	64,939,874	3,187,757
Patents, net	21,987	23,280
Other assets, net	18,821	7,824
TOTAL ASSETS	$73,064,634	$6,606,854

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$16,917,095	$11,044,774
Notes payable, current (Note 9, 11, and 12)	40,919,835	320,000
Loans from related parties (Note 3)	13,200	13,864,241
Deferred tax liability	1,930,495	—
Total Current Liabilities	59,780,625	25,229,015
Notes payable - noncurrent	149,637	—
Derivative liability (Note 11 and 12)	2,545,810	—
Warrants to be issued (Note 8)	—	24,962,507
Total Liabilities	62,476,072	50,191,522

Commitments and Contingencies (Note 4)

Stockholders’ Deficiency (Note 6)
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 0 and 63,000 issued shares at January 31, 2019 and July 31, 2018, respectively	—	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 0 and 16,590 issued shares at January 31, 2019 and July 31, 2018, respectively	—	1
Regentys Series A Redeemable Convertible Preferred Stock, $0.0001 par value; authorized 2,793,192 shares, issued shares at January 31, 2019 and July 31, 2018, respectively.	1,815,575	—
Olaregen Series A Preferred Stock, $0.001 par value; authorized 592,683 and 0 shares at January 31, 2019 and July 31, 2018, respectively; 592,683 and 0 issued shares at January 31, 2019 and July 31, 2018, respectively	1,000,000	—
Common stock, $.001 par value; authorized 750,000,000 and 750,000,000 shares at January 31, 2019 and July 31, 2018, respectively; 60,362,164 and 22,430,121 issued and outstanding at January 31, 2019 and July 31, 2018, respectively	60,362	22,430
Common stock payable	201,294	2,168,951
Additional paid-in capital	384,414,252	368,388,265
Treasury stock	—
Accumulated deficit	(403,460,965)	(409,386,468)
Accumulated other comprehensive income	800,446	798,422

Non-controlling interest (Note 8)	25,757,598	(5,576,272)

Total Stockholders’ Deficiency	10,588,562	(43,584,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$73,064,634	$6,606,854
Going Concern (Note 1)
Commitments & Contingencies (Note 4)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenue
Revenue, net	$4,848,794	$—	$6,567,942	$2,218
Licensing income	—	700,000	—	700,000
Total Revenue	4,848,794	700,000	6,567,942	702,218
Cost of Goods Sold	2,011,679	—	2,882,300	—

Gross Profit	2,837,115	700,000	3,685,642	702,218

Operating expenses
Research and development	810,938	150,897	991,005	388,679
General and administrative	7,595,469	714,689	9,868,110	1,116,050
Total operating expenses	8,406,407	865,586	10,859,115	1,504,729

Operating Loss	(3,557,613)	(165,586)	(7,173,473)	(802,511)

Other Income (Expense):
Interest expense	(2,097,220)	(142,245)	(2,262,936)	(277,190)
Interest income			768	—
Changes in fair value of contingent purchase consideration (Note 8)	(4,397,507)	(9,521,747)	15,147,591	18,776,629
Change in fair value of derivative liability			142,725
Other income, net	(51,322)	—	(47,436)	—
Net Income	(10,345,801)	(9,829,578)	5,565,100	17,696,928

Net loss attributable to noncontrolling interests (Note 8)	(272,147)	(92,934)	(360,403)	(209,467)

Net Income Available to Common Stockholders	$(10,073,654)	$(9,736,644)	$5,925,503	$17,906,395

Net Income per Common Share
Basic	$(0.28)	$(9.12)	$0.16	$16.76
Diluted	$(0.28)	$(9.12)	$0.16	$6.90

Shares Used to Compute Income per Share (Note 5)
Basic	36,387,206	1,068,101	36,387,206	1,068,101
Diluted	36,387,206	1,068,101	36,387,206	2,595,974

Comprehensive Income:
Net Income	$(10,073,654)	$(9,736,644)	$5,925,503	$17,906,395
Change in foreign currency translation adjustments	—	(15,730)	2,024	(3,898)
Comprehensive Income Available to Common Stockholders	$(10,073,654)	$(9,752,374)	$5,927,527	$17,902,497

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2017	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(445,720,566)	$783,150	$(74,357,766)	$(5,518,465)	$(79,876,231)
Net Income (Loss)	—	—	—	—	—	—	36,334,098	—	36,334,098	(385,400)	35,948,698
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	327,593	327,593
Currency translation adjustment	—	—	—	—	—	—	—	15,272	15,272	—	15,272
Balance at July 31, 2018	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$(43,584,668)
Net Income (Loss)	—	—	—	—	—	—	5,925,503	—	5,925,503	(360,403)	5,565,100
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	133,679	133,679
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	—
Conversion of preferred series H	(63,000)	(3)	6,630,624	6,631	—	(6,631)	—	—	(3)	—	(3)
Conversion of preferred series I	(16,590)	(1)	25,200,000	25,200	—	(25,200)	—	—	(1)	—	(1)
Additional Paid In Capital on Acquisition of Regentys	—	—	—	—	—	(2,215,575)	—	—	(2,215,575)	—	(2,215,575)
Additional Paid In Capital on Acquisition of Olagaren	—	—	—	—	—	(750,541)	—	—	(750,541)	—	(750,541)
Elimination of non-controlling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	—	(6,951,015)
Issuance of common stock payable	—	—	6,068,517	6,068	(1,967,657)	1,961,589	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	924,845	—	—	924,845	—	924,845
Extinguishment of debt	—	—	32,881	33	—	14,056,079	—	—	14,056,112	—	14,056,112
Preferred shares series A acquired in acquisition of Regentys	2,793,192	1,815,575	—	—	—	—	—	—	1,815,575	—	1,815,575
Preferred shares series A acquired in acquisition of Olaregen	592,683	1,000,000	—	—	—	—	—	—	1,000,000	—	1,000,000
Issuance of warrants	—	—	—	—	—	9,032,435	—	—	9,032,435	—	9,032,435
Acquisition of NCI of Veneto	—	—	—	—	—	—	—	—	—	51,090	51,090
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	11,999,559	11,999,559
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	13,944,660	13,944,660
Acquisition of NCI of HDS	—	—	—	—	—	—	—	—	—	5,565,285	5,565,285
Currency translation adjustment	—	—	—	—	—	—	—	2,024	2,024	—	2,024
Balance at January 31, 2019	3,385,875	$2,815,575	60,362,143	$60,362	$201,294	$384,414,252	$(403,460,965)	$800,446	$(15,169,036)	$25,757,598	$10,588,562

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,565,100	$17,696,928
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	73,034	2,022
Issuance of stock options as compensation	924,845	—
Changes in fair value of contingent purchase consideration	(15,147,591)	(18,776,629)
Change in fair value of derivative liabilities	202,500	—
Changes in operating assets and liabilities:
Accounts receivable	516,822	(175)
Inventory	389,924	(2,011)
Accounts payable and accrued expenses	3,285,386	211,670
Accrued interest on notes receivable	(18,288)	—
Other current assets	9,094	(205,097)
Other assets	(10,997)
Net used in operating activities	(4,210,171)	(1,073,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,070)	(5,385)
Disposal of propoerty and equipment	(5,393)
Issuance of note payable	13,986	—
Cash received in acquisition of a business	1,722,814	—
Net cash used in investing activities	1,721,337	(5,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	(3,305)	126,101
Payment of notes payable	(28,011)	—
Proceeds from note payable	3,524,460	—
Investment in subsidiary by noncontrolling interest	133,679	125,376
Net cash provided by financing activities	3,626,823	251,477

Effects of currency translation on cash and cash equivalents	2,024	(3,898)

Net increase (decrease) in Cash and Cash Equivalents	1,140,012	(831,098)

Cash and Cash Equivalents, Beginning of Period	1,046,365	2,879,165

Cash and Cash Equivalents, End of Period	$2,186,377	$2,048,067

Supplemental Disclosure of Cash Flow Information

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

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), a Florida limited liability company established in December 2000 to market and distribute rapid test devices including infectious diseases. Since 2002, HDS has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases. Subsequently, on December 1, 2018, the Company exercised its call option and closed the acquisition of remaining 49% interest in HDS to become a wholly owned subsidiary of the Company.

On October 3, 2018, the Company entered into an Asset Purchase Agreement with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries.   The Agreement bifurcated the closing.  On October 3, 2018 (the “First Closing”), the Company purchased substantially all the operating assets of Veneto including (a)system of dispensing pharmacies, (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory in exchange for a secured promissory note in the principal amount of $15,000,000. On November 1, 2018 the Company consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. The Company issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. On January 15, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the Note. At the time of filing the Amendment is still negotiating terms and as such, has not been finalized.

On January 7, 2019, the Company closed two separate Acquisition Agreements pursuant to which the Company acquired a 51% interest in both Regentys Corporation (“Regentys”) and Olaregen Therapeutix Inc. (“Olaregen”). Regentys is a regenerative medicine company focused on developing novel treatments for patients with gastrointestinal (GI) disorders. Olaregen is a New York based regenereative medicine company that is preparing to lauch its proprietary, patented, wound conforming gel matrix, Excellagen, an FDA 510K Cleared wound healing product. The terms of the Regentys acquisition included on upfront payment of $400,000, plus $14,600,000 to be paid according to a milestone-based schedule. The terms of the Olaregen acquisition included on upfront payment of $400,000, plus $11,600,000 to be paid according to a milestone-based schedule.

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $403 million and a working capital deficiency of approximately $54 million at January 31, 2019. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

The Company determines whether it is the principal or agent for its retail pharmacy contract services on a contract by contract basis. In the majority of its contracts, the Company has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Company’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third-party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Company is contractually required to pay the third-party pharmacies in its retail pharmacy network for products sold, regardless of whether the Company is paid by its clients. The Company’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third-party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Co-Payments or inventory risk related to retail network claims, management believes that all of the other applicable indicators of gross revenue reporting are present. For contracts under which the Company acts as an agent, revenue is recognized using the net method.

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

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

Pursuant to the January 18, 2017 Acquisition, Mr. Berkman agreed, under certain conditions to transfer the remaining 49% of the HDS equity to the Company for a consideration of $1.00. On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining HDS equity interests to the Company, waiving and releasing any conditions to such transfer. HDS is now a wholly owned subsidiary of the Company. In addition to the assignment of the HDS interests, Mr. Berkman released these loans in exchange for shares of the Company’s common stock valued at the aggregate of such amount using the closing price for the common stock on November 30, 2018. The closing price was $18.99, resulting in 32,881 shares issuable to Mr. Berkman. This transaction resulted in $624,404 plus the remaining 49% of the Company’s shares of the HDS debt being removed from Company debt and added to the Company’s stockholders’ equity.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG.  The MOU related to AEXG referring potential financing candidate to Generex.  The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants.  The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition are pending before the Court for a decision.

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

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. On January 25, 2018, Generex received a letter from the purchaser’s counsel stating that the Note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the Note. The letter demanded repayment in full. On February 12, 2019, the Purchaser filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs.  Counsel for Generex and Alpha have engaged in settlement discussions which are likely to result in an agreement by Generex to pay an amount more than the existing note payable balance of $600,000 but less than the full amount demanded over a period of four months.

In connection with the second closing of the acquisition of certain operating assets of Veneto Holdings, L.L.C. and its affiliates, Generex’s wholly owned subsidiary agreed to assume outstanding debt of Veneto subsidiaries to Compass Bank, including obligations under a term loan and a revolving line of credit. Claiming three separate types of default, Compass Bank has demanded payment in full of amounts due under the term loan and revolving line of credit, in an aggregate amount of approximately $3,413,000. Generex believes it has defenses to such demand, including that the bank was not an intended beneficiary of the subsidiary’s agreement to assume the debt.

There are rental agreements in effect at Hema Diagnostics Systems, Grainland Pharmacy Inc. and Empire State Pharmacy Inc. and paid out in the following periods: $45,271 in fiscal year 2019, $82,469 in fiscal year 2020 and $9,306 in fiscal year 2021.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 17,850 for the three and six months ended January 31, 2019.

	Three Months Ended January 31,	Three Months Ended January 31,
	2019	2018
Weighted average number of common shares outstanding - Basic	49,967,615	22,430,121
Potentially dilutive common stock equivalents	5,127,472	32,085,329
Weighted average number of common and equivalent shares outstanding-Diluted	55,095,087	54,515,450

	Six Months Ended January 31,	Six Months Ended January 31,
	2019	2018
Weighted average number of common shares outstanding - Basic	36,387,185	22,430,121
Potentially dilutive common stock equivalents	5,127,472	32,085,329
Weighted average number of common and equivalent shares outstanding-Diluted	41,514,657	54,515,450

Note 6 - Stockholders’ Deficiency:

Common Stock

On October 3, 2018, the Company declared a stock dividend on our outstanding Common Stock for stockholders of record date to be determined (the “Record Date”). As a result, all stockholders on the Record Date received twenty new shares of Common Stock for each share of Common Stock owned by them as of that date. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the consolidated financial statements.

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

During the six months ended January 31, 2019, 1,238,517 common stock payable was issued. As at January 31, 2019, 349,545 shares remain to be issued resulting in common stock payable $201,294.

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

At closing of the first tranche on March 28, 2017, the Company issued 63,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds was repaid to the Company in July 2017 upon termination of the Emmaus LOI. On December 1, 2018, after payment of the dividend, B-H Sanford, LLC, converted all shares of its holding of the Company’ Series H Convertible Preferred Stock owned by it into 25,200,000 shares of common stock.

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

Noncontrolling Interest

Mr. Berkman agreed, under certain conditions to transfer the remaining 49% of the HDS equity to the Company for a consideration of $1.00. On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining HDS equity interests to the Company, waiving and releasing any conditions to such transfer. As of December 1, 2018, HDS is a wholly owned subsidiary of the Company. During the six months ended in January 31, 2019, there was a net loss attributable to the non-controlling interest (49%) in HDS of $122,692 and contributions made of $174,371. As of January 31, 2019, and July 31, 2018, the non-controlling interest in HDS was $0 and $5,576,272, respectively.

On November 28, 2018, the Company and Regentys closed on an agreement to acquire 51% of the outstanding capital stock of Regentys for a total consideration of fifteen million dollars ($15,000,000). In connection with the acquisition, the Company was issued 12,048,161 shares of Regentys common stock. As of January 31, 2019, Regentys had authorized a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, the Company has 9,368,309 of non-controlling shares for a 43.74% non-controlling interest in Regentys.

On November 27, 2018, the Company and Olaregen closed on an agreement to acquire 51% of the outstanding capital stock of Olaregen for a total consideration of twelve million dollars ($12,000,000). In connection with the acquisition, the Company was issued 3,282,632 shares of common stock. As of January 31, 2019, Olaregen had authorized a total of 5,648,819 shares of common stock and 592,683 Series A voting preferred stock for a total of 6.241,502 total voting shares outstanding. As such, the Company has 2,958,870 of non-controlling shares for a 47.41% non-controlling interest in Olaregen.

On November 1, 2018, the Company completed its second closing of Veneto Holdings, L.L.C. (“Veneto”) which granted the Company with a 99% non-controlling interest in Rapport Services, LLC (“Rapport”).

Note 7- Stock-Based Compensation:

Stock Option Plans

As of January 31, 2019, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 5,040,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). At January 31, 2019, there were 2,817,150 and 5,033,799,375 shares of common stock reserved for future awards under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2018	232,218	$1.46
Granted	6,220,625	0.47
Forfeited or expired	(214,371)	(0.05)
Exercised	—	—
Outstanding - January 31, 2019	6,238,472	$0.56

The 6,221,475 outstanding options at January 31, 2019 had a weighted average remaining contractual term of 9.68 years.

There were 942,695 vested common stock options under the Plan for the period ended January 31, 2019. As of January 31, 2019, the Company had $212,121 of unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company granted 6,220,625 options during the six months ended January 31, 2019 and none during the year ended July 31, 2018.

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

January 31, 2019
Exercise price	$0.64 - 1.08
Time to expiration	10 years
Risk-free interest rate	2.56% - 3.14%
Estimated volatility	135.2% - 143.1%
Dividend	—
Stock price at valuation date	$0.64 - 1.08

The following table summarizes information on stock options outstanding at January 31, 2019:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.11	2,730,000	$0.11	9.93	$5,525,000
0.64	1,328,125	0.64	9.68	1,978,906
0.78	1.712.500	0.78	9.87	2,311,875
0.92	200,000	0.92	9.92	242,000
1.08	250,000	1.08	9.93	262,500
$30.48	17,850	$30.48	1.10	—
	6,238,475	5.95	9.74	$10,320,281

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on January 31, 2019. The market values as of January 31, 2019 was $2.13 based on the closing bid price for January 31, 2019

Note 8 – Acquisitions:

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

Following the closing and the completion of Company’s reverse stock split, the Company was required to issue a further 4,830,000 shares of common stock and issue a warrant to a former shareholder of HDS to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition.  As of January 31, 2019, all warrants relating to this acquisition have been issued. On November 30, 2018, the call option was exercised, and the Company acquired the remaining 49% of HDS.

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

On November 30, 2018, the warrant was issued by the Company and the Company exercised the Call Option and acquired the remaining 49% non-controlling interest in HDS. Accordingly, the fair values of the warrants and call option was updated through the issuance and exercise date and the change in the change in the fair value of the contingent purchase consideration of $(4,397,507) and $15,147591 was recorded and included in the in the consolidated statements of operations and comprehensive income for the three- and six-months ending January 31, 2019. Due to the issuance of the warrants and exercise of the call option, the Company will no longer report a value for the call option and due to the Company’s sequencing policy further described below, the Company determine there are sufficient authorized shares related the possible exercise of these warrants and no further warrant liability or derivative liability is required.

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of January 31, 2019. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	January 31, 2019	July 31, 2018
Exercise price	2.50	2.50
Time to expiration	3.18 years	3.47 years
Risk-free interest rate	3.01%	2.77%
Estimated volatility	138.61%	143.97%
Dividend	—	—
Stock price at valuation date	$0.9	$0.1

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of six months ended January 31, 2019 and year ended July 31, 2018. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option:

	December 1, 2019	July 31, 2018
Risk-free interest rate	2.52%	2.44%
Estimated volatility	164.43%	129.95%
Remaining Term	1.13 years	1.47 years
Stock price at valuation date	$0.9043	$0.0976

Grainland and Empire Pharmacies:

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

We finalized our allocation of the purchase price as of January 31, 2019. The final allocation of the purchase price as of January 31, 2019, is as follows:

	Preliminary Allocation as of December 28, 2017	Allocation Adjustments	Final Allocation
Intangible assets	$276,380	$(88,311)	$188,069
Property and equipment	19,879	(7,652)	12,226
Leasehold Improvements	5,981	(2,872)	3,109
Computer software acquired	17,761	(1,165)	16,596
Total assets acquired	320,000	(100,000)	220,000
Consideration:
Note Payable	320,000		320,000
Goodwill	$—		$100,000

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

Since acquisition, the Grainland Pharmacy Holdings, LLC recently ceased to operate and the value of its assets and associated goodwill of $100,000 will be fully impaired.

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2018 and six-month period ended January 31, 2019, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2018	$3,187,757	$—	$3,187,757
	8,946,073	8,883,982	62,091
Balance as of January 31, 2019	$12,133,830	$8,883,982	$3,249,848

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

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $14.3 million as of the date of the acquisition. When the acquisition transaction closed in January 2017, HDS was a development-stage entity and its liabilities exceeded the aggregate value of its assets. Utilizing discounted cash flow (DCF) valuation methodology, Generex determined that HDS has forecasted losses throughout the reasonably foreseeable future with a nominal terminal value. In addition, there was a high degree of uncertainty as to the future cash flows of HDS. Therefore, the Company concluded that the implied goodwill arising out of the acquisition was zero and should be properly characterized as fully impaired as of January 31, 2019.

Veneto:

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

The aggregate purchase price for the Assets, is $35,000,000 including the Promissory Note.  At the Second Closing, the Company will pay the principal of the Promissory Note plus interest to Veneto, (i) $9,000,000 will be paid by the Company into a trust or other fiduciary account acceptable to Veneto to be used exclusively for satisfaction of certain contingent liabilities of Veneto and subsidiaries of Veneto not being acquired by the Company, (ii) $3,000,000 will be paid by the Company into an escrow account to secure potential obligations of Veneto in respect of the Second Closing date working capital and under the indemnification provisions of the Agreement and (iii) the balance will be payable directly to Veneto in cash.

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

As the First Closing, the Promissory Note issued to Veneto in the original principal amount of $15,000,000 with interest at an annual rate of 5.0% and guaranteed by Generex and Joseph Moscato, and secured by a first priority security interest in the Company’s assets other than the First Closing Assets was subsequently cancelled upon the issuance of the a new promissory note on the Second Closing in the principal amount of $35,000,000 with an annual of 12.0% and guaranteed by Generex and Joseph Moscato. There was $62,500 of accrued interest on the $15,000,000 note and an additional $1,050,000 of accrued interest on the new $35,000,000 promissory note for a total of $1,112,500 of accrued interest for the six months ended January 31, 2019.

On November 1, 2018 we consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. The Company issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. In addition, we agreed to assume approximately $3.8 million in outstanding institutional debt of Veneto subsidiaries, but will have use of Veneto cash which would otherwise have been applied to paying down the debt.

On January 15, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the Note which was not yet closed as of January 31, 2019. The Company and the owners of Veneto are in further negotiations that is anticipated to result in a further amendment that may reduce the purchase price and payment terms.

The terms of the Amendment were as follows:

•	Payment of $15,750,000 by delivery of Generex common stock, initially valued at $2.50 per share.
•	If, on the first to occur of (i) the ninetieth (90th) day after closing under the Amendment and (ii) the effective date of a registration statement filed with the SEC including the Generex shares pursuant to the Amendment, the average volume weighted average price (“VWAP”) of Generex common stock for the preceding five (5) trading days is less than $2.50 share, Generex will deliver additional Generex Shares such that the aggregate number of shares delivered under this Agreement equals $15,750,000 ÷ such average VWAP.
•	The remainder of the principal and interest under the Note shall be payable on April 15, 2019; provided that on that maturity date, Veneto shall have the option of (i) payment of principal and interest in cash and (ii) payment of principal and interest by Generex’s delivery of Generex Shares valued at $2.50 per share.
•	All Generex shares issued pursuant to the Amendment will be delivered pro rata to the six equity owners of Veneto as distributions from Veneto.

Fair Value of the Veneto Acquisition

	“First Closing” completed on October 3, 2018	“Second Closing” completed on November 1, 2018	Total
Cash and cash equivalents	$2,410,150	$—	$2,410,150
Accounts receivable, net	1,935,078	—	1,935,078
Inventory, net	1,068,856	—	1,068,856
Prepaid expenses	95,803	—	95,803
Property and equipment, net	652,590	—	652,590
Other receivables	1,014,316	—	1,014,316
Notes receivable - LT	1,387,763	—	1,387,763
Other assets, net	61,348	—	61,348
Intangible assets, net	—	7,110,000	7,110,000
Total assets acquired	8,625,905	7,110,000	15,735,905
Total current liabilities	2,509,887	—	2,509,887
Notes payable	—	3,403,948	3,403,948
Total liabilities assumed	2,509,887	3,403,948	5,913,835
Net identifiable assets acquired	6,116,018	3,706,052	9,822,070
Goodwill	8,883,982	16,293,948	25,177,930
Total consideration transferred	$15,000,000	$20,000,000	$35,000,000

The following table summarizes the allocation of the preliminary purchase price as of the Veneto acquisition as of the First Closing and the Second Closing:

The significant intangible assets identified in the purchase price allocation discussed above include developed software and technology, referral base (recurring revenue from the MSO investments and their use of Company owned pharmacies) and non-compete agreements with continued employment of key employees. Tradenames and trademarks were not valued as tradenames and trademarks will not be maintained going forward. To value the developed software and technology, the Company utilized the relief from royalty method, a form of the income approach to value the developed software and technology which assumes a limited technology life and market share adjusted by assumed obsolescence with a terminal value. The referral base was valued using a multi-period excess earnings method, a form of the income approach. The Company utilized the with and without method, a form of the income approach to value non-compete agreements with Generex.

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

Regentys:

On November 28, 2018, Generex Biotechnology Corporation (the “Company”) and Regentys Corporation. (“Regentys”) closed the acquisition of 51% of the outstanding capital stock of Regentys for a total consideration of fifteen million dollars ($15,000,000). On January 7, 2019 the Company completed a definitive Stock Purchase Agreement and related documents effecting the transactions contemplated by the LOI.

Consideration for Proposed Acquisition

Pursuant to a Stock Purchase Agreement between the Company and Regentys (the “Purchase Agreement”) the Company purchased 12,048,161 newly issued shares of the Regentys common stock representing 51% percent of the issued and outstanding capital stock of Regentys (“Regentys Shares”).

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

The Company issued its Promissory Note in the amount of $14,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Regentys pursuant to a Pledge and Security Agreement. In the event that Generex does not make any of the first three payments listed above, at Regentys’ option either:

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

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019.

The Company accounted for the Acquisition of Regentys as a business combination using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, we used our best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The fair values assigned to Regentys’ tangible and identifiable intangible assets acquired, and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of these assets acquired, and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The preliminary estimated fair values of assets acquired, and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. Thus, the provisional measurements of fair value are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the closing date.

Olaregen:

On November 27, 2018, Generex Biotechnology Corporation (the “Company”) and Olaregen Therapeutix Inc. (“Olaregen”) entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Olaregen for a total consideration of twelve million dollars ($12,000,000). As of January 7, 2019, the Company completed a definitive Stock Purchase Agreement (“Purchase Agreement”) and related documents effecting the transactions contemplated by the LOI.

Consideration for Proposed Acquisition

The Company will purchase 3,282,632 newly issued shares of the Olaregen common stock representing 51% percent of the issued and outstanding capital stock of Olaregen (“Olaregen Shares”).

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen Shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019.
•	$800,000 on or before January 31, 2019.
•	$3,000,000 on or before February 28, 2019.
•	$1,000,000. On or before May 31, 2019.
•	$6,000,000.00 on or before September 30, 2019.

Generex issued its Promissory Note in the amount of $11,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Oleregen Shares pursuant to a Pledge and Security Agreement. In the event that Generex fails to pay the installment due on September 30, 2019, Generex will forfeit the shares allocated to that installment (1,600,000 Olargeren Shares) and Olaregen will be entitled to “claw back” fifty percent (50%) of any and all shares paid for by the prior payments.

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019.

In the event Generex does not make any other payments, its share ownership of Olaregen will be proportionately reduced.

Generex has a limited anti-dilution right under the Purchase Agreement, to ensure that Generex will retain 51% ownership in Olaregen for a period of time.

The Company accounted for the Acquisition of Regentys as a business combination using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, we used our best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The fair values assigned to Regentys’ tangible and identifiable intangible assets acquired, and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of these assets acquired, and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The preliminary estimated fair values of assets acquired, and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. Thus, the provisional measurements of fair value are subject to change. We expect to finalize the valuation as soon as practicable, but not later than one year from the closing date.

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the six months ended January 31, 2018 and 2017 as though the Company acquired HDS, Veneto, Olaregen, Grainland, Empire and Regentys (the “Acquired Companies”) on the first day of each fiscal year are set forth below.

	Six months Ended January 31, 2019
	2018	2017
Revenues	$5,839,903	$19,407,319
Cost of revenues	2,810,874	7,622,676
Gross profit	3,029,029	11,784,643
Operating expenses	6,406,594	13,592,954
Operating loss	(3,377,565)	(1,808,311)
Other income (expense)	(202,760)	(123,688)
Net loss	$(3,580,325)	(1,931,999)
Comprehensive net loss	$(3,580,325)	$(1,931,999)

Note 9– Notes Payable

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

On January 24, 2019, Generex entered into Securities Purchase Agreements with 3 investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $2,110,000. The purchase price of the Notes was $2,010,000 and the remaining $100,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Generex also sold warrants to the Investors to purchase up to an aggregate 120,570 shares of common stock.

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	A price determined as of the date of closing; and
•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

On November 27, 2018, Generex and Olaregen Therapeutix Inc. (“Olaregen”) entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Olaregen for a total consideration of twelve million dollars ($12,000,000) in accordance with the terms and conditions of the LOI. As of January 7, 2019, the Company completed a definitive Stock Purchase Agreement and related documents effecting the transactions contemplated by the LOI. After paying $400,000 at signing, Generex issued a promissory note as it relates to the acquisition. The note is due in multiple installments with the final payment due September 30, 2019.

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

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second payment and the third payment of Guaranteed Payments amounting to $600,000 on or before April 1, 2019.

Note 10 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued.

Generex Biotechnology Corporation (“Generex”) will issue to holders of Generex common stock a dividend of shares of its wholly owned subsidiary Antigen Express, Inc., d/b/a NuGenerex Immuno-Oncology. Generex shareholders will receive a dividend of one share of Antigen Express, Inc. for every four shares of Generex common stock. The Record Date for the dividend was January 30, 2019, the Payment Date is February 25, 2019.

On February 8, 2019, Generex Biotechnology Corporation (the “Company”) closed under a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum (the “Note”) in the principal amount of $750,000. The purchase price of the Note was $712,500 and the remaining $37,500 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investor warrants to purchase up to an aggregate 45,000 shares of common stock.

On February 15, 2019, Generex Biotechnology Corporation (the “Company”) entered into, and on February 22, 2019, Generex closed under a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum (the “Note”) in the principal amount of $750,000. The purchase price of the Note was $712,500 and the remaining $37,500 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investor warrants to purchase up to an aggregate 57,143 shares of common stock.

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second payment and the third payment of Guaranteed Payments amounting to $600,000 on or before April 1, 2019.

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six-month periods ended January 31, 2019 and 2018. We engaged in certain acquisition transactions during the six months ended January 31, 2019, with effectives as follows:

•	Effective October 3, 2018, we purchased certain assets of Veneto Holdings, L.L.C. (“Veneto”), and its subsidiaries (the “First Closing Assets”). We acquired additional assets of Veneto effective November 1, 2018 (the “Second Closing Assets” and together with the First Closing Assets, the “Acquired Veneto Assets.”). Our balance sheet at January 31, 2019 includes our interest in the Acquired Veneto Assets, the obligations issued in connection with the purchase of the Acquired Veneto Assets. Our interest in the results of operations of the First Closing Assets since October 3, 2018 and the Second Closing Assets since November 1, 2018 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2019.

•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Regentys Corporation. (“Regentys”). Our balance sheet at January 31, 2019 includes our interest in Regentys and our interest in the results of operations of Regentys for the period January 7, 2019 through January 31, 2017 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2019.

•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Olaregen Therapeutix Inc. (“Olaregen”). Our balance sheet at January 31, 2019 includes our interest in Olaregen and our interest in the results of operations of Olaregen for the period January 7, 2019 through January 31, 2017 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2019.

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2018, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2019.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2019 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

On November 1, 2018 we consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. We issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. In addition, we agreed to assume approximately $3.8 million in outstanding institutional debt of Veneto subsidiaries, but will have use of Veneto cash which would otherwise have been applied to paying down the debt.

On January 15, 2019, the We entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the Note as follows:

•	Payment of $15,750,000 by delivery of Generex common stock, initially valued at $2.50 per share.
•	If, on the first to occur of (i) the ninetieth (90th) day after closing under the Amendment and (ii) the effective date of a registration statement filed with the SEC including the Generex shares pursuant to the Amendment, the average volume weighted average price (“VWAP”) of Generex common stock for the preceding five (5) trading days is less than $2.50 share, Generex will deliver additional Generex Shares such that the aggregate number of shares delivered under this Agreement equals $15,750,000 ÷ such average VWAP.
•	The remainder of the principal and interest under the Note shall be payable on April 15, 2019; provided that on that maturity date, Veneto shall have the option of (i) payment of principal and interest in cash and (ii) payment of principal and interest by Generex’s delivery of Generex Shares valued at $2.50 per share.
•	All Generex shares issued pursuant to the Amendment will be delivered pro rata to the six equity owners of Veneto as distributions from Veneto

As of the date of filing this quarterly report, we had not yet delivered the shares of Generex Common Stock to the Veneto equity owners.

On January 7, 2019, we acquired a majority interest in Regentys Corporation for an aggregate of $15,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. An aggregate of $650,000 has been paid in addition the $400,000 initial payment. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. An aggregate of $1,000,000 has been paid in addition the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

We intend to focus resources on HDS’ business, and on the businesses of Regentys, Olaragen and the MSAO business acquired from Veneto, as well as additional acquisition targets, but do not intend to discontinue our historical activities. However, we will not pursue our historical business if we do not receive substantial financing for that purpose. Olaregen is launching an FDA 5 a wound healing product.

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

Regentys Business

Regentys is a development stage, regenerative medicine company focused on developing treatments for patients with gastrointestinal (GI) disorders. Their first product, ExtraCellular Matrix Hydrogel (ECMH), is a first-in-class, non-pharmacologic, non-surgical treatment option for patients suffering from Ulcerative Colitis.

Olaregen Business.

Olaregen’s primary product, Excellagen, is an FDA-510(k) cleared aseptically-manufactured, syringe-based, ready to use 3-dimensional wound conforming matrix that supports a favorable wound healing environment. Excellagen is indicated for the management of wounds including; partial and full-thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/graft, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns and skin tears) and draining wounds.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable, and our accumulated deficit was $510,837,583 at January 31, 2019. As of January 31, 2019, we believe our current cash position is not sufficient to meet our working capital needs for the next twelve months and we may not have sufficient reserves for contingencies. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2019. In addition, we do not have sufficient funds to satisfy the obligations to pay deferred purchase price for the Veneto assets or pursuant to binding letters of intent we signed in November 2018. In addition, we do not have funds to carry out our strategic development plans. Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.

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

We did not extend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal quarters ended January 31, 2019 and 2018 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the six months ended January 31, 2019 and 2018, we did not expend any resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies due to our lack of cash. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the six months January 31, 2019 and 2018, HDS expended $303,205 and $190,089 on research and development relating to its rapid diagnostic tests. HDS expects to expend resources on its rapid diagnostic test during the remainder fiscal year ending July 31, 2019.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current stud net operating losses attributed to HDS ies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 31, 2018 filed with the SEC on October 26, 2018, except as follows:

We have adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to our inability to demonstrate we have sufficient authorized shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of authorized but unissued shares, and all future instruments being classified as a derivative liability, with the exception of instruments related to share-based compensation issued to employees or directors.

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

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets

Inventory. HDS’ inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluate our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At January 31, 2019, there was no reserve for obsolescence.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of January 31, 2019 and July 31, 2018, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

As reported above, the Company has a sequencing policy regarding share settlement wherein instruments with the earliest issuance date would be settled first. The sequencing policy also considers contingently issuable additional shares, such as those issuable upon a stock split, to have an issuance date to coincide with the event giving rise to the additional shares.

On January 24, 2019, the company entered into a note payable with an unrelated party at a percentage discount (variable) exercise price which causes the number to be converted into a number of common shares that “approach infinity”, as the underlying stock price could approach zero. Accordingly, all convertible instruments issued after January 24, 2019 are considered derivatives according to the Company’s sequencing policy.

Results of Operations

Three months ended January 31, 2019 compared to three months ended January 31, 2018

We had a net income for the three months ended January 31, 2019 of $17,785,747 and $27,526,507 in the corresponding three months of the prior fiscal year. The income in both periods was caused primarily by the change in fair value of contingent purchase consideration.

The 630,871 increase in research and development expenses in the quarter ended January 31, 2019 versus the comparative previous fiscal quarter is primarily due Antigen’s increase of expenses.

Our interest expense in the three months ended January 31, 2019 was $2,097,220 compared to the previous year’s fiscal three months of $142,245 which is due to the increase of debt in the current period.

The net operating losses attributed to HDS in six-month periods ended January 31, 2091 amount to $384,357, compared to the previous year’s fiscal six months of $427,483. The net operating losses attributed to HDS for the three months ended January 31,2019 arise primarily from general and administrative expenses of $81,152 and research, development costs of $303,205.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock, securities convertible into our common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities

Our January 31, 2019 cash position was not sufficient for 12 months of operations.  Anticipated revenues associated with the Veneto acquisition are expected to dramatically alter the cash flow landscape.

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

Joseph Moscato, the Company’s President & Chief Executive Officer, has guaranteed the Company’s obligations under the Note. In addition, Mr. Moscato has pledged as collateral for the guaranty 156,400 shares of the Company’s common stock.

The Note provided it would become due and payable prior to maturity if the Company’s common stock is not listed for trading on a NASDAQ market on or before ninety (90) days after the date of the Note. The listing has not occurred. In January 2019, the Note holder repayment on this basis and in March, 2019, filed suit to recover the principal amount of the Note plus interest.  The Company’s response to the lawsuit is due shortly after the filing of this Quarterly Report. At the time of filing, the Company was engaged ins settlement discussions with the Note holder.

Financing – November 2018

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

January-February 2019 Convertible Note Transactions

Between January 24, 2019 and February 15, 2019, the Company issues convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $3,610,000. The purchase price of the Notes was $3,435,000 and the remaining $175,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investors warrants to purchase up to an aggregate 222,713 shares of common stock.

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	A price determined as of the date of closing; and
•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

Cash Flows for the Six Months ended January 31, 2019

For the fiscal quarter ended January 31, 2019, we used $4.2 million in cash to fund our operating activities. The use for operating activities included a net income of $5.8 million and was offset by changes in fair value of contingent purchase consideration of $15.1M. Changes to working capital including an increase of $3.3 million related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $73,000 related to depreciation and amortization, $15.1 related to the change in fair value of contingent purchase consideration.

In the three months ended January 31, 2019, we had net cash provided by investing activities of $ primarily relating to cash received in the acquisition of Veneto.

We had cash provided by financing activities in the fiscal year ended July 31, 2018 of $625,967, which pertained to proceeds from an investor of $534,940 and investment in subsidiary by noncontrolling interest $91,027, primarily consisting of contributions and loan proceeds from Stephen L. Berkman, to HDS.

Our net working capital January 31, 2019 declined to negative $ from negative $ at January 31, 2018, which was attributed primarily to an increase in accounts payable and accrued expenses and a decrease in cash.

Funding Requirements and Commitments

In addition to our commitments under the financings described above, we have the following obligations:

Veneto Acquisition Related Debt

On November 1, 2108, in connection with the completion of the acquisition of the pharmacy, management service organization and other assets of Veneto, the Company’s subsidiary, NuGenerex Distribution Solutions 2, LLC (“NuGenerex”), issued Veneto a promissory note in the principal amount of $35,000,000. The note calls for payment in full on or before January 15, 2019 with interest at an annual rate of 12% on the $30,000,000 portion of the New Note representing the purchase price of the Assets. The note is guaranteed by Generex and Joseph Moscato and secured by a first priority security interest in all of Generex’s assets. Mr. Moscato’s guaranty is limited to the principal amount of $15,000,000.

On January 15, 2019, the We entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the Note as follows:

•	Payment of $15,750,000 by delivery of Generex common stock, initially valued at $2.50 per share.
•	If, on the first to occur of (i) the ninetieth (90th) day after closing under the Amendment and (ii) the effective date of a registration statement filed with the SEC including the Generex shares pursuant to the Amendment, the average volume weighted average price (“VWAP”) of Generex common stock for the preceding five (5) trading days is less than $2.50 share, Generex will deliver additional Generex Shares such that the aggregate number of shares delivered under this Agreement equals $15,750,000 ÷ such average VWAP.
•	The remainder of the principal and interest under the Note shall be payable on April 15, 2019; provided that on that maturity date, Veneto shall have the option of (i) payment of principal and interest in cash and (ii) payment of principal and interest by Generex’s delivery of Generex Shares valued at $2.50 per share.
•	All Generex shares issued pursuant to the Amendment will be delivered pro rata to the six equity owners of Veneto as distributions from Veneto.

As of the date of filing this quarterly report, we had not yet delivered the shares of Generex Common Stock to the Veneto equity owners and the Amendment Agreement has not closed and subject to change.

In addition, pursuant to the Amendment, NuGenerex agreed to assume approximately $3.8 million in outstanding institutional debt of Veneto subsidiaries.

Olaregan and Regentys Acquisitions

Olaregen

As of January 7, 2019, the Company completed a definitive Stock Purchase Agreement and related documents relating to the Company’s purchase of 3,282,632 newly issued shares of the Olaregen common stock representing 51% percent of the issued and outstanding capital stock of Olaregen for an aggregate $12,000,000.

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen Shares will consists of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.
•	$800,000 on or before January 31, 2019. As of the date this Quarterly Report was filed, the Company has paid $200,000 of this installment.
•	$3,000,000 on or before February 28, 2019. As of the date this Quarterly Report was filed, the Company has not paid of this installment.
•	$1,000,000. On or before May 31, 2019.
•	$6,000,000.00 on or before September 30, 2019.

Generex issued its Promissory Note in the amount of $11,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Oleregen Shares pursuant to a Pledge and Security Agreement.

Regentys

On January 7, 2019 the Company completed a definitive Stock Purchase Agreement and related documents relating to the Company’s purchase of 12,048,161 newly issued shares of the Regentys common stock representing 51% percent of the issued and outstanding capital stock of Regentys (“Regentys Shares”).

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys Shares consist sof the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of the date this Quarterly Report was filed, the Company has paid $650,000 of this installment.
•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019.
•	$3,000,000 to initiate a first-in-human pilot study on or before September 1, 2019.
•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.
•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

The Company issued its Promissory Note in the amount of $14,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Regentys pursuant to a Pledge and Security Agreement.

If we obtain necessary financing, we expect to expend resources towards additional acquisitions and regulatory approval and commercialization of Generex Oral-lyn™ and further clinical development of our immunotherapeutic vaccines.

In addition to the Our future funding requirements and commitments and our ability to raise additional capital will depend on factors that include:

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants.  The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition are pending before the Court for a decision.

On October 26, 2018, Generex entered into a Securities Purchase Agreement with Alpha Capital Anstalt pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000.  The remaining $122,000 of principal amount represents original issue discount.  On January 25, 2018, Generex received a letter from Alpha’s counsel stating that the Note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the Note.  The letter demanded repayment in full.  On February 12, 2019, the Purchaser filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs.  Counsel for Generex and Alpha have engaged in settlement discussions.

In connection with the second closing of the acquisition of certain operating assets of Veneto Holdings, L.L.C. and its affiliates, Generex’s wholly owned subsidiary agreed to assume outstanding debt of Veneto subsidiaries to Compass Bank, including obligations under a term loan and a revolving line of credit. Claiming three separate types of default, Compass Bank has demanded payment in full of amounts due under the term loan and revolving line of credit, in an aggregate amount of approximately $3,413,000. Generex believes it has defenses to such demand, including that the bank was not an intended beneficiary of the subsidiary’s agreement to assume the debt.

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

As of January 31, 2019, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have been profitable and our accumulated gain available to shareholders was $6.2 million at January 31, 2019. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of our partially-owned subsidiary’s Excellagen, which has FDA-510(k) clearance, and Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to marketing approval of an in-country clinical study), Lebanon and Algeria, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2018.

To date, we have not been profitable and our accumulated net gain available to shareholders was $6.2 million at January 31, 2019, and our consolidated balance sheet reflected a stockholders’ surplus of $10.8 million at that date. We received a report from our independent auditors for the year ended July 31, 2018 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

We have raised significant funds from the issuance of convertible notes and common stock purchase warrants. These securities have conversion price provisions which make the notes convertible at a discount to the market price of our common stock and may in other ways decrease the conversion price of the notes and increase the number of shares which would be issued upon conversion of the notes. This feature will dilute the other holders of common stock.

RISK FACTORS RELATING TO OUR MSO and PHARMACEUTICAL DISTRIBUTION BUSINESSES

Regulatory Actions may Affect our Ability to Operate.

Our MSO and pharmaceutical distribution businesses operate in fields that are very highly regulated by the both the federal government and state pharmacy licensing agencies. Adverse decisions by the DEA or state pharmacy regulators could materially and adversely affect our ability to maintain and grow our distributions busines. The Management Service Organizations (MSO) we manage are primarily owned by physicians and serve pharmacy and other healthcare organizations. We believe that our MSO business is structured to comply with laws and regulations governing economic relationships between physicians and other health care providers, such as fraud and abuse laws. If regulators or courts determine our activities did not comply, we may be required to restructure our business in a manner that would reduce or eliminate its profitability.

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

Changes in government regulations could increase our costs and could require us to undergo additional trials or procedures or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.

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

During 2011, Biolytical, Inc. of Vancouver, Canada received FDA approval and in 2012 received CLIA waiver of a flow-through rapid HIV test called "INSTI".  The flow-through technology used in the INSTI test is older than lateral flow and requires handling of multiple components (3 vials of solution) to perform the test in multiple steps.  However, these steps can be accomplished in less than ten minutes, and the actual test results occur in only one minute after those steps are completed.  Therefore sample-to-result time is shorter than any of the competitive products.  The product also has good performance claims.  There are settings where that reduced total test time, despite the multiple steps required, may be a distinct advantage, and we believe Biolytical has made some progress in penetrating certain public health markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No reportable transactions occurred in the fiscal quarter ended January 31, 2019.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2019.

Item 3. Defaults Upon Senior Securities.

Reference is made to Item 1 - Legal Proceedings, above for a description of claims relating to the Note held by Alpha capital Anstalt.

Item 5. Other Information.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 52 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 25, 2019	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: March 25, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)
3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)
3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)
3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)
3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)
4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)
4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).
4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).
4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)
4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)
4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)
4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)
4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).
4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).
4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)
4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)
4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).
4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)
4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).
4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)
4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).
4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).
4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).
4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)
4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).
4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)
10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)
10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

52