Form 10-Q/A
period 2019-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2019-04-16
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

Amendment No 1

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: 31 January 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission File No. 000-29169

Generex Biotechnology Corporation

  (Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10102 USA Today Way, Miramar, Florida 33025

(Address of principal executive office)

Registrant's telephone number: (416) 364-2551

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ YES  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ YES  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES   ☒ NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
25 March 2019	60,362,143
16 April 2019	60,362,143

EXPLANATORY Note:

On March 26, 2019, the Audit Committee of the Board of Directors (the “Audit Committee”) of Generex Biotechnology Corporation (the “Company”), after considering the recommendations of management and consulting with MNP, LLP, the Company’s independent registered public accounting firm, concluded that our unaudited condensed interim consolidated financial statements included in fathe quarterly reports on Form 10-Q for the period ended January 31, 2019 should not be relied upon since the auditors had not completed their interim review and their comments were not incorporated into the documents as filed primarily related the recent acquisitions of the assets and operations Veneto Holdings LLC, valuation and purchase price allocations of Regentys Corporation and Olaregen Therapeutix Inc. , and related notes and disclosures.

We are filing this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2018 (“Form 10-Q/A”), which was filed with the United States Securities and Exchange Commission (“SEC”) on March 25, 2019 (the “Original Filing”), to reflect restatements of the Condensed interim consolidated Balance Sheet at January 31, 2019, the Condensed Interim Consolidated Statements of Income (Loss) for the three and six months ended January 31, 2019, and Condensed Interim Consolidated Statements of Cash Flows for the six months ended January 31, 2019, and the related notes thereto.

The following sections in the Original Filing are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II - Item 6 - Exhibits

Specifically, this Amended 10-Q/A is being filed in order to restate:

•	Our balance sheets as of January 31, 2019 by recording an overall increase in Total Assets and Total Liabilities, Redeemable Non-Controlling Interest, and Stockholder’s Equity by approximately $310,000 as a result of recording approximately $4.0 million of Redeemable Non-Controlling Interest, and reclassification of $3.0 million of Additional Paid-in Capital and a reduction of approx. $1.8 million of Preferred Series A Stock related to the acquisition of Regentys Corporation; and by recording approximately $750,000 of Additional Paid-in Capital, and reclassification and reduction of approx. $1.0 million of Preferred Series A Stock and additional reclassifications of accounts receivable and an increase in cash of approximately $187,000 related to the recent acquisitions. Goodwill and intangible assets had a net decrease of approx. $19,000 which included: increase of $143,000 to account for the reduction of impairment of Grainland’s intangible assets, increase of $400,000 related to the purchase price allocation adjustment of goodwill for the Regentys acquisition, decrease of $250,000 related to the purchase price allocation adjustment of goodwill for the Olaregen acquisition, decrease of approx. $6,000 to goodwill which should have been classified as other current assets and decrease of intangible assets of approx. $305,000 to record amortization on Veneto intangible assets.
•	Our statements of operations for the three months and six months ended January 31, 2019. As a result of the restatement, our consolidated net income for the three months and six months ended January 31, 2018 increased by approximately $167,000, and a reclassification and elimination of intercompany accounts and transactions resulting in a reduction of approximately $1.4 million of Revenues and General and Administrative Expenses related to the operations of the Veneto acquisition, and a reduction and reclassification of an Impairment of a Long-Lived Asset by approximately $142,000 related other activities.
•	Our statement of cash flows for the six months ended January 31, 2019 resulted in an increase in cash of approximately $187,000 primarily from changes in the operations of the acquired assets from Veneto acquisition.

As several parts of the Original 10-Q are amended and/or restated by this Amended 10-Q, for convenience, we have repeated the entire text of the Original 10-Q, as amended and/or restated by this Amended 10-Q/A. Readers should therefore read and rely on this Amended 10-Q/A in lieu of the Original 10-Q.

Except as amended and/or restated by this Amended 10-Q/A, no other information included in the Original 10-Q is being amended or updated by this Amended 10-Q/A. This Amended 10-Q/A continues to describe the conditions as of the date of the Original 10-Q and, except as contained therein, we have not updated or modified the disclosures contained in the Original 10-Q. Accordingly, this Amended 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q, including any amendment to those filings.

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Filing has been amended to include the currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.1.

3

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2019	July 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,373,821	$1,046,365
Accounts receivable, net	2,296,061	33,555
Inventory, net	1,099,508	12,075
Other current assets	286,439	96,251
Total current assets	6,055,829	1,188,246
Property and equipment	645,607	31,536
Notes receivable - noncurrent (Note 10)	1,406,051	—
Call option (Note 10)	—	2,168,211
Goodwill and intangible assets (Note 11)	64,921,161	3,187,757
Patents, net	21,987	23,280
Other assets, net	18,821	7,824
TOTAL ASSETS	$73,069,456	$6,606,854

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$16,863,991	$11,044,774
Notes payable, current (Note 10 and 12)	40,968,321	320,000
Loans from related parties (Note 4)	13,200	13,864,241
Other current liabilities	4,620	—
Deferred tax liability (Note 10)	1,929,955	—
Total Current Liabilities	59,780,087	25,229,015
Other noncurrent liabilities	171,562
Derivative liability - convertible notes (Note 12)	2,353,139	—
Derivative liability - warrants (Note 12)	192,671	—
Warrants to be issued (Note 10)	—	24,962,507
Total Liabilities	62,497,459	50,191,522

Redeemable non-controlling interest (Note 8)	4,073,898	—

Stockholders’ Equity (Note 7)
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 0 and 63,000 issued shares at January 31, 2019 and July 31, 2018, respectively	—	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 0 and 16,590 issued shares at January 31, 2019 and July 31, 2018, respectively	—	1
Common stock, $.001 par value; authorized 750,000,000 and 750,000,000 shares at January 31, 2019 and July 31, 2018, respectively; 60,362,164 and 22,430,121 issued and outstanding at January 31, 2019 and July 31, 2018, respectively	60,362	22,430
Common stock payable	201,294	2,168,951
Additional paid-in capital	387,380,368	368,388,265
Accumulated deficit	(403,628,069)	(409,386,468)
Accumulated other comprehensive income	800,446	798,422

Non-controlling interest (Note 7)	21,683,698	(5,576,272)
Total Stockholders’ Equity (Deficiency)	10,571,997	(43,584,668)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,069,456	$6,606,854
Going Concern (Note 1)
Commitments & Contingencies (Note 5)
Subsequent Events (Note 13)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
Revenue
Revenue, net	$3,442,265	$—	$5,161,413	$2,218
Licensing income	—	700,000	—	700,000
Total Revenue	3,442,265	700,000	5,161,413	702,218
Cost of Goods Sold	2,011,679	—	2,882,300	—
Gross Profit	1,430,586	700,000	2,279,113	702,218

Operating expenses
Research and development	810,938	150,897	991,005	388,679
General and administrative	6,498,664	714,689	8,771,305	1,116,050
Total operating expenses	7,309,602	865,586	9,762,310	1,504,729

Operating Loss	(5,879,016)	(165,586)	(7,483,197)	(802,511)

Other Income (Expense):
Interest expense	(2,097,220)	(142,245)	(2,262,936)	(277,190)
Interest income	—	—	768	—
Changes in fair value of contingent purchase consideration (Note 10)	(4,397,507)	(9,521,747)	15,147,591	18,776,629
Change in fair value of derivative liability (Note 12)	—	—	142,725	—
Impairment of long-lived assets (Note 10)	(99,519)	—	(99,519)	—
Other income, net	(51,322)	—	(47,436)	—

Net (Loss) Income	(12,524,584)	(9,829,578)	5,397,996	17,696,928

Net loss attributable to non-controlling interests (Note 7)	(272,147)	(92,934)	(360,403)	(209,467)

Net (Loss) Income Available to Common Stockholders	$(12,252,437)	$(9,736,644)	$5,758,399	$17,906,395

Net Income per Common Share
Basic	$(0.25)	$(0.43)	$0.16	$16.76
Diluted	$(0.25)	$(0.43)	$0.14	$6.90

Shares Used to Compute Income per Share (Note 6)
Basic	49,967,615	22,430,121	36,387,206	22,430,121
Diluted	49,967,615	22,430,121	41,514,678	54,515,450

Comprehensive Income:
Net Income	$(12,252,437)	$(9,736,644)	$5,758,399	$17,906,395
Change in foreign currency translation adjustments	—	(15,730)	2,024	(3,898)
Comprehensive Income Available to Common Stockholders	$(12,252,437)	$(9,752,374)	$5,760,423	$17,902,497

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Non-controlling Interest	Redeemable Non-controlling Interest	Total Stockholders’ Equity
Balance at July 31, 2017	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(445,720,566)	$783,150	$(74,357,766)	$(5,518,465)	$—	$(79,876,231)
Net Income (Loss)	—	—	—	—	—	—	36,334,098	—	36,334,098	(385,400)	—	35,948,698
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	327,593	—	327,593
Currency translation adjustment	—	—	—	—	—	—	—	15,272	15,272	—	—	15,272
Balance at July 31, 2018	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$—	$(43,584,668)
Net Income (Loss)	—	—	—	—	—	—	5,758,399	—	5,758,399	(360,403)	—	5,397,996
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	133,679	—	133,679
Conversion of preferred series H	(63,000)	(3)	25,200,000	25,200	—	(25,200)	—	—	(3)	—	—	(3)
Conversion of preferred series I	(16,590)	(1)	6,630,624	6,631	—	(6,631)	—	—	(1)	—	—	(1)
Elimination of non-controlling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	—	—	(6,951,015)
Issuance of common stock payable	—	—	6,068,517	6,068	(1,967,657)	1,961,589	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	924,845	—	—	924,845	—	—	924,845
Extinguishment of debt	—	—	32,881	33	—	14,056,080	—	—	14,056,113	—	—	14,056,113
Issuance of warrants	—	—	—	—	—	9,032,435	—	—	9,032,435	—	—	9,032,435
Acquisition of NCI of Veneto	—	—	—	—	—	—	—	—	—	51,090	—	51,090
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	9,870,762	—	9,870,762
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	11,999,557	—	11,999,557
Acquisition of NCI of HDS	—	—	—	—	—	—	—	—	—	5,565,285	—	5,565,285
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	4,073,898	4,073,898
Currency translation adjustment	—	—	—	—	—	—	—	2,024	2,024	—	—	2,024
Balance at January 31, 2019	—	$—	60,362,143	$60,362	$201,294	$387,380,368	$(403,628,069)	$800,446	$(15,185,599)	$21,683,698	4,073,898	$10,571,997

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,397,996	$17,696,928
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	378,200	2,022
Issuance of stock options as compensation	924,845	—
Changes in fair value of contingent purchase consideration	(15,147,591)	(18,776,629)
Change in fair value of derivative liabilities - convertible notes	(177,844)	—
Change in fair value of derivative liabilities - warrants	35,119	—
Impairment of long-lived assets	99,519	—
Changes in operating assets and liabilities:
Accounts receivable	686,889	(175)
Inventory	385,987	(2,011)
Accounts payable and accrued expenses	3,296,630	211,670
Accrued interest on notes receivable	(18,288)	—
Other current assets	2,936	(205,097)
Other assets, net	(10,997)	—
Other current liabilities	4,620	—
Other noncurrent liabilities	171,562	—
Net cash used in operating activities	(3,970,417)	(1,073,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(26,671)	(5,385)
Purchase of intangible assets	(26,488)	—
Cash received in acquisition of a business	1,722,814	—
Net cash provided by (used in) investing activities	1,669,655	(5,385)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	(3,305)	126,101
Payment of notes payable	(28,640)	—
Proceeds from note payable	3,524,460	—
Investment in subsidiary by noncontrolling interest	133,679	125,376
Net cash provided by financing activities	3,626,194	251,477

Effects of currency translation on cash and cash equivalents	2,024	(3,898)

Net increase (decrease) in cash and cash equivalents	1,327,456	(831,098)

Cash and cash equivalents, beginning of period	1,046,365	2,879,165

Cash and cash equivalents, end of period	$2,373,821	$2,048,067

Supplemental Disclosure of Cash Flow Information
Acquisition of Veneto assets & liabilities - First Closing	$(13,947,462)	$—
Acquisition of Veneto assets & liabilities - Second Closing	$(19,948,909)	$—
Acquisition of Regentys assets & liabilities	$(337,538)	$—
Acquisition of Olaregen assets & liabilities	$212,355	$—
Extinguishment of HDS debt	$(14,056,109)	$—
Note payable issued for acquisition of a business	$35,000,000	$320,000
Discounts on note payable and convertible debt	$165,833	$—
Market value of convertible notes	$(2,110,000)
Derivative liability - convertible notes	$2,530,983	$—
Derivative liability - convertible warrants	$157,552	$—
Conversion of series H 9% convertible preferred stock to common stock	$25,200	$—
Conversion of series I 9% convertible preferred stock to common stock	$6,631	$—

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Note 1 – Organization of Business, Restatement and Going Concern:

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

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), a Florida limited liability company established in December 2000 to market and distribute rapid test devices including infectious diseases. Since 2002, HDS has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases. Subsequently, on December 1, 2018, the Company exercised its call option and closed the acquisition of the remaining 49% interest in HDS to become a wholly owned subsidiary of the Company.

On October 3, 2018, the Company entered into an Asset Purchase Agreement with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries. The Agreement bifurcated the closing.  On October 3, 2018 (the “First Closing”), the Company purchased substantially all the operating assets of Veneto including (a)system of dispensing pharmacies, (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory in exchange for a secured promissory note in the principal amount of $15,000,000. On November 1, 2018 the Company consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. The Company issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. On January 15, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the Note. At the time of filing the Company is still negotiating terms and as such, has not been finalized.

On January 7, 2019, the Company closed two separate Acquisition Agreements pursuant to which the Company acquired a 51% interest in both Regentys Corporation (“Regentys”) and Olaregen Therapeutix Inc. (“Olaregen”). Regentys is a regenerative medicine company focused on developing novel treatments for patients with gastrointestinal (GI) disorders. Olaregen is a New York based regenerative medicine company that is preparing to launch its proprietary, patented, wound conforming gel matrix, Excellagen, an FDA 510K cleared wound healing product. The terms of the Regentys acquisition included an upfront payment of $400,000, plus $14,600,000 to be paid according to a milestone-based schedule. The terms of the Olaregen acquisition included an upfront payment of $400,000, plus $11,600,000 to be paid according to a milestone-based schedule.

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

Note 2 – Restatement of previously issued condensed interim consolidated financial statements

The Company determined that its previously issued condensed interim consolidated financial statements as of and for the three and six months ended January 31, 2019, as originally filed with the Securities and Exchange Commission on March 25, 2019, should no longer be relied upon since the auditors had not completed their interim review and their comments were not incorporated into the documents as filed primarily related the recent acquisitions of the assets and operations Veneto Holdings LLC, valuation and purchase price allocations of the acquisition of Regentys and Olaregen and related notes and disclosures.

The effects of these restatement adjustments on (i) the Company’s Condensed Interim Consolidated Balance Sheet as of January 31, 2019, (ii) the Company’s Condensed Interim Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended January 31, 2019, (iii) the Company’s Condensed Interim Consolidated Statement of Stockholders’ Equity/(Deficit) for the six months ended January 31, 2019 and (iv) the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2018 are presented below.

The restatement adjustments are described below:

•	Our balance sheets as of January 31, 2019 by recording an overall increase in Total Assets and Total Liabilities, Redeemable Non-Controlling Interest, and Stockholder’s Equity by approximately $310,000 as a result of recording approximately $4.0 million of Redeemable Non-Controlling Interest, and reclassification of $3.0 million of Additional Paid-in Capital and a reduction of approx. $1.8 million of Preferred Series A Stock related to the acquisition of Regentys Corporation; and by recording approximately $750,000 of Additional Paid-in Capital, and reclassification and reduction of approx. $1.0 million of Preferred Series A Stock and additional reclassifications of accounts receivable and an increase in cash of approximately $187,000 related to the recent acquisitions. Goodwill and intangible assets had a net decrease of approx. $19,000 which included: increase of $143,000 to account for the reduction of impairment of Grainland’s intangible assets, increase of $400,000 related to the purchase price allocation adjustment of goodwill for the Regentys acquisition, decrease of $250,000 related to the purchase price allocation adjustment of goodwill for the Olaregen acquisition, decrease of approx. $6,000 to goodwill which should have been classified as other current assets and decrease of intangible assets of approx. $305,000 to record amortization on Veneto intangible assets.
•	Our statements of operations for the three months and six months ended January 31, 2019. As a result of the restatement, our consolidated net income for the three months and six months ended January 31, 2018 increased by approximately $167,000, and a reclassification and elimination of intercompany accounts and transactions resulting in a reduction of approximately $1.4 million of Revenues and General and Administrative Expenses related to the operations of the Veneto acquisition, and a reduction and reclassification of an Impairment of a Long-Lived Asset by approximately $142,000 related other activities.
•	Our statement of cash flows for the six months ended January 31, 2019 resulted in an increase in cash of approximately $187,000 primarily from changes in the operations of the acquired assets from Veneto acquisition.
•	Additional notes and comments follow each following statement comparing the financial statements and amounts previously filed with the restated financial statements and amounts.

Impacts of restatement

The effects of the restatement on the line items within the Company’s condensed interim consolidated balance sheets as of January 31, 2019 are as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2019
	As previously reported	Adjusted		Restated
ASSETS
Current Assets
Cash and cash equivalents	$2,186,377	$187,444	(a) (b)	$2,373,821
Accounts receivable, net	2,466,138	(170,077)	(a)	2,296,061
Inventory, net	1,099,508	—		1,099,508
Other current assets	280,271	6,168	(c)	286,439
Total current assets	6,032,294	23,535		6,055,829
Property and equipment	645,607	—		645,607
Notes receivable - noncurrent (Note 10)	1,406,051	—		1,406,051
Goodwill and intangible assets (Note 11)	64,939,874	(18,713)	(c)	64,921,161
Patents, net	21,987	—		21,987
Other assets, net	18,821	—		18,821
TOTAL ASSETS	$73,064,634	$4,822		$73,069,456

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$16,917,095	$(53,104)	(d)	$16,863,991
Notes payable, current (Note 10 and 12)	40,919,835	48,486	(d)	40,968,321
Loans from related parties (Note 4)	13,200	—		13,200
Other current liabilities	—	4,620	(d)	4,620
Deferred tax liability (Note 10)	1,930,495	(540)	(e)	1,929,955
Total Current Liabilities	59,780,625	(538)		59,780,087
Notes payable - noncurrent	149,637	(149,637)	(f)	—
Other noncurrent liabilities	—	171,562	(g)	171,562
Derivative liability - convertible notes (Note 12)	2,545,810	(192,671)	(h)	2,353,139
Derivative liability - warrants (Note 12)	—	192,671	(h)	192,671
Warrants to be issued (Note 10)	—	—		—
Total Liabilities	62,476,072	21,387		62,497,459

Redeemable non-controlling interest (Note 8)	—	4,073,898	(i)	4,073,898

Stockholders’ Equity (Note 7)
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 0 and 63,000 issued shares at January 31, 2019 and July 31, 2018, respectively	—	—		—
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 0 and 16,590 issued shares at January 31, 2019 and July 31, 2018, respectively	—	—		—
Regentys Series A Redeemable Convertible Preferred Stock, $0.0001 par value; authorized 2,793,192 shares, issued shares at January 31, 2019 and July 31, 2018, respectively.	1,815,575	(1,815,575)	(j)(c)	—
Olaregen Series A Preferred Stock, $0.001 par value; authorized 592,683 and 0 shares at January 31, 2019 and July 31, 2018, respectively; 592,683 and 0 issued shares at January 31, 2019 and July 31, 2018, respectively	1,000,000	(1,000,000)	(k)(c)	—
Common stock, $.001 par value; authorized 750,000,000 and 750,000,000 shares at January 31, 2019 and July 31, 2018, respectively; 60,362,164 and 22,430,121 issued and outstanding at January 31, 2019 and July 31, 2018, respectively	60,362	—		60,362
Common stock payable	201,294	—		201,294
Additional paid-in capital	384,414,252	2,966,116	(l)(c)(j)(k)	387,380,368
Accumulated deficit	(403,460,965)	(167,104)	(b)(c)(e)(f)(g)	(403,628,069)
Accumulated other comprehensive income	800,446	—		800,446

Non-controlling interest (Note 7)	25,757,598	(4,073,900)	(i)	21,683,698

Total Stockholders’ Equity	10,588,562	(16,565)		10,571,997

TOTAL LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY	$73,064,634	$4,822		$73,069,456

Going Concern (Note 1)
Commitments & Contingencies (Note 5)
Subsequent Events (Note 12)

(a)	Adjustment of $170,077 to (1) increase "Cash" and (2) decrease "Accounts receivable" to recognize the collection of $170,077 of accounts receivables related to the Veneto acquired assets
(b)	Adjustment of $17,367 to decrease "Cash" to record the payment of interest related to the Veneto acquired assets.
(c)	Adjustment recorded to reduce the impairment of long-lived assets of $230,932 to $88,311 related to the closing of the Grainland pharmacy, (2) increase goodwill by $400,000 related to the purchase price allocation of the Regentys acquisition, (3) decrease goodwill by $250,000 related to the purchase price allocation of the Olaregen acquisition, (4) decrease goodwill by $6,168 which should have been classified as other current assets, (5) decrease intangible assets by $305,166 to recognize amortization expense on Veneto intangible assets.
(d)	Adjustment to (1) reclassify $53,104 of "Accrued interest" to "Notes payable, current" related to the acquisition of Olaregen, and (2) reclassify $4,620 from "Notes payable" to "Other current liability".
(e)	Adjustment of $540 of "Deferred tax liability" related to the Olaregen purchase price allocation.
(f)	Adjustment of $149,637 to reduce "Notes payable" to (1) reclassify $140,271 related to deferred rent against "General and administrative expenses", and (2) to reclass $9,366 to "Other noncurrent liabilities" related to finance leases.
(g)	Adjustment of $171,562 to increase "Other noncurrent liabilities" to (1) reclassify $162,196 related leasehold tenant allowance, and (2) $9,366 related to finance leases from "Note payable - noncurrent" to "Other noncurrent liabilities."
(h)	Adjustment to reclassify $192,671 from "Derivative liability - convertible notes" to "Derivative liability - warrants".
(i)	Adjustment to reclassify $4,033,898 from "Non-controlling interest" to 'Redeemable non-controlling interest" related to the purchase price allocation of the Regentys acquisition.
(j)	Adjustment to eliminate $1,815,575 of Regentys Series A Preferred Stock in conjunction with the revised purchase price allocation of the Regentys acquisition
(k)	Adjustment to eliminate $1,000,000 of Olaregen Series A Preferred Stock in conjunction with the revised purchase price allocation of the Olaregen acquisition
(l)	Adjustment to reduce "Additional paid-in capital" (APIC) of $2,996,116 due to a reduction of APIC of (1) $2,215,575 related to the Regentys acquisition, and (2) $750,541 related to the Olaregen acquisition.

The effects of the restatement on the line items within the Company’s condensed interim consolidated statements of operations and comprehensive income for the six months ended January 31, 2019 are as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended January 31, 2019
	As previously reported	Adjusted		Restated
Revenue, net	$6,567,942	$(1,406,529)	(a)(b)	$5,161,413
Total Revenue	6,567,942	(1,406,529)		5,161,413

Cost of Goods Sold	2,882,300	—		2,882,300

Gross Profit	3,685,642	(1,406,529)		2,279,113

Operating expenses
Research and development	991,005	—		991,005
General and administrative	9,868,110	(1,096,805)	(b)(a)	8,771,305
Total operating expenses	10,859,115	(1,096,805)		9,762,310

Operating Loss	(7,173,473)	(309,724)		(7,483,197)

Other Income (Expense):
Interest expense	(2,262,936)	—		(2,262,936)
Interest income	768	—		768
Changes in fair value of contingent purchase consideration (Note 10)	15,147,591	—		15,147,591
Change in fair value of derivative liability (Note 12)	142,725	—		142,725
Impairment of long-lived assets (Note 10)	(242,139)	142,620	(c)	(99,519)
Other income, net	(47,436)	—		(47,436)

Net Income	5,565,100	(167,104)		5,397,996

Net loss attributable to noncontrolling interests (Note 7)	(360,403)	—		(360,403)

Net Income Available to Common Stockholders	$5,925,503	$(167,104)		$5,758,399

Net Income per Common Share
Basic	$0.16	$(0.00)		$0.16
Diluted	$0.16	$(0.02)		$0.14

Shares Used to Compute Income per Share (Note 6)
Basic	36,387,206	(0.00)		36,387,206
Diluted	36,387,206	(0.00)		41,514,648

Comprehensive Income:
Net Income	$5,925,503	$(167,104)		$5,758,399
Change in foreign currency translation adjustments	2,024	—		2,024
Comprehensive Income Available to Common Stockholders	$5,927,527	$(167,104)		$5,760,423

(a)	Revenue adjustment of $1,406,529 was reduced to eliminate intercompany revenue related to the Veneto acquisition against "general and administrative expenses."
(b)	General and administrative expense adjustment of $1,096,805 was primarily due to (1) reduce and eliminate an intercompany account related to the Veneto acquired operations against "revenues" for $1,406,529, (2) a $17,367 decrease in "General and administrative expenses" to record interest expense originating from the Veneto acquired operations and increase "cash", (3) adjustment to correct and remove deferred rent expense of $21,925 recorded against rent expense related to the Veneto acquired assets, and (4) adjustment to recognize $305,166 amortization expense on Veneto intangible assets acquired in November 3, 2018 "Second Closing."
(c)	Reclassification and reduction of "Impairment of goodwill" to "Impairment of long-lived assets" of $142,620 related to the closing of the Grainland Pharmacy.

The effects of the restatement on the line items within the Company’s condensed interim consolidated statement of cash flow as of January 31, 2019 are as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 31, 2019
	As previously reported	Adjusted	Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,565,100	$(167,104)	$5,397,996
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	73,034	305,166	378,200
Issuance of stock options as compensation	924,845	—	924,845
Changes in fair value of contingent purchase consideration	(15,147,591)	—	(15,147,591)
Change in fair value of derivative liabilities - convertible notes	202,500	(380,344)	(177,844)
Change in fair value of derivative liabilities - warrants	—	35,119	35,119
Impairment of long-lived assets	—	99,519	99,519
Changes in operating assets and liabilities:
Accounts receivable	516,822	170,067	686,889
Inventory	389,924	(3,937)	385,987
Accounts payable and accrued expenses	3,285,385	11,245	3,296,630
Accrued interest on notes receivable	(18,288)	—	(18,288)
Other current assets	9,094	(6,158)	2,936
Other assets, net	(10,997)	—	(10,997)
Other current liabilities	—	4,620	4,620
Other noncurrent liabilities	—	171,562	171,562
Net used in operating activities	(4,210,172)	239,755	(3,970,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,070)	(16,601)	(26,671)
Purchase of intangible assets	—	(26,488)	(26,488)
Disposal of property and equipment	(5,393)	5,393	—
Issuance of note payable	13,986	(13,986)	—
Cash received in acquisition of a business	1,722,814	—	1,722,814
Net cash provided by (used in) investing activities	1,721,337	(51,682)	1,669,655

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	(3,305)	—	(3,305)
Payment of notes payable	(28,011)	(629)	(28,640)
Proceeds from note payable	3,524,460	—	3,524,460
Investment in subsidiary by noncontrolling interest	133,679	—	133,679
Net cash provided by financing activities	3,626,823	(629)	3,626,194

Effects of currency translation on cash and cash equivalents	2,024	—	2,024

Net increase (decrease) in cash and cash equivalents	1,140,012	187,444	1,327,456

Cash and cash equivalents, beginning of period	1,046,365	—	1,046,365

Cash and cash equivalents, end of period	$2,186,377	$187,444	$2,373,821

Supplemental Disclosure of Cash Flow Information
Acquisition of Veneto assets & liabilities - First Closing	$—	$(13,947,462)	$(13,947,462)
Acquisition of Veneto assets & liabilities - Second Closing	$—	$(19,948,909)	$(19,948,909)
Acquisition of Regentys assets & liabilities	$—	$(337,538)	$(337,538)
Acquisition of Olaregen assets & liabilities	$—	$212,355	$212,355
Extinguishment of HDS debt	$—	$(14,056,109)	$(14,056,109)
Note payable issued for acquisition of a business	$—	$35,000,000	$35,000,000
Discounts on note payable and convertible debt	$—	$165,833	$165,833
Market value of convertible notes	$—	$(2,110,000)	$(2,110,000)
Derivative liability - convertible notes	$—	$2,530,983	$2,530,983
Derivative liability - convertible warrants	$—	$157,552	$157,552
Conversion of series H 9% convertible preferred stock to common stock	$—	$25,200	$25,200
Conversion of series I 9% convertible preferred stock to common stock	$—	$6,631	$6,631

Note 3 – Summary of Significant Accounting Policies:

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

Reclassifications to Prior Period Financial Statements and Adjustments

Certain reclassifications have been made in the Company’s condensed interim consolidated financial statements of the prior year to conform to the current year presentation. These reclassifications have no impact on previously reported net income.

Redeemable Non-Controlling Interest

As a result of the acquisition of Regentys with redeemable convertible preferred stock classified as a mezzanine instrument outside of the its equity accounts, such amounts are reclassified as redeemable non-controlling interest as the carrying value determined by the purchase price allocation at the time of the acquisition of Regentys.

Derivative Financial Instruments

As a result of the adoption of ASU 2017-11 in the second quarter, the Company has no derivative financials instruments with down round features classified as a liability at January 31, 2019.

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

•	ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”

•	ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF-00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At January 31, 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed interim consolidated statement of operations and comprehensive loss.

•	ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”

•	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”

•	ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF (Emerging Issue Task Force) Meeting.”

•	ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”

•	ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”

•	ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842). Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.”

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018. The Company performed a cumulative adjustment and found that the adoption did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The update is effective for fiscal years beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The Company is evaluating the effect that ASU 2017-04 will have on its condensed interim consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features; II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I of this update addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. Part II of this update addresses the difficulty of navigating Topic 480, Distinguishing Liabilities from Equity, because of the existence of extensive pending content in the FASB Accounting Standards Codification. This pending content is the result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable non-controlling interests. The amendments in Part II of this update do not have an accounting effect. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. The Company early adopted the ASU 2017-11 in the second quarter as of January 31, 2019.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21%. The ASU changed current accounting whereby an entity may elect to reclassify the stranded tax effect from accumulated other comprehensive income to retained earnings. The amendments in this ASU are effective for interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU is to be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the tax laws or rates were recognized. The Company is currently evaluating the impact, if any, ASU 2018-02 will have on its financial position, results of operations, and its consolidated financial statement disclosures. The Company’s evaluation process includes, but is not limited to, identifying transactions and accounts within the scope of the guidance, reviewing its accounting and disclosures for these transactions and accounts, and identifying and implementing any necessary changes to its accounting and disclosures as a result of the guidance. The Company is evaluating the effect that ASU 2018-02 will have on its condensed interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that ASU 2018-13 will have on its condensed interim consolidated financial statements.

Note 4 - Loans from Related Parties

HDS received substantially all of its funding from a shareholder, who owned 98.9% of HDS prior to the acquisition of HDS by the Company. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bears no interest thereafter. Upon acquisition of HDS by the Company (see Note 10), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan was subject to a call option (Note 10) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated.

Pursuant to the January 18, 2017 Acquisition, Mr. Berkman agreed, under certain conditions to transfer the remaining 49% of the HDS equity to the Company for a consideration of $1.00. On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining HDS equity interests to the Company, waiving and releasing any conditions to such transfer. HDS is now a wholly owned subsidiary of the Company. In addition to the assignment of the HDS interests, Mr. Berkman released these loans in exchange for shares of the Company’s common stock valued at the aggregate of such amount using the closing price for the common stock on November 30, 2018. The closing price was $18.99, resulting in 32,881 shares issuable to Mr. Berkman. This transaction resulted in $624,404 plus the loan and call option which resulted in additional paid in capital of $13,431,705 which was reclassified to the Company’s stockholders’ equity as an extinguishment of debt for $14,056,109.

Pursuant to the January 7, 2019 acquisition of Regentys Corporation (“Regentys”), the Company acquired $16,505 of loans payable to Regentys shareholders which had a principal balance of $13,200 as of January 31, 2019.

Note 5 - Commitments and Contingencies:

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition are pending before the Court for a decision. The Company has not recorded any accrual related to this matter.

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

Line of Credit

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

Commitments

Lease Agreements

There are rental agreements in effect at Hema Diagnostics Systems, Grainland Pharmacy Inc., Empire State Pharmacy Inc., Veneto Holdings, L.L.C., Regentys Corporation and Olaregen Therapeutix Inc. and paid out in the following periods: $360,843 in fiscal year 2019, $399,390 in fiscal year 2020, $184,298 in fiscal year 2021, $120,794 in fiscal year 2022 and $2,774 in fiscal year 2023.

Intellectual Property

In connection with the Company’s acquisition of Olaregen, intellectual property was acquired that had a valuation of $650,000 prior to being acquired and revalued. This initial $650,000 valuation represented the initial payment remitted by Olaregen in accordance with the $4 million signed commitment agreement entered into with Activation Therapeutics, Inc. The remaining $3.35 million balance is to be paid in quarterly installments equal to 10% of quarterly net sales generated by Activation Therapeutics assuming the Exellagen average selling price per unit exceeds $800. In the event that the average selling price per unit is less than $800 per unit, cost of goods sold shall be excluded from the computation of net sales.

Note 6 - Net Income Per Share (“EPS”):

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

	Three Months Ended January 31,	Three Months Ended January 31,
	2019	2018
Weighted average number of common shares outstanding - Basic	49,967,615	22,430,121
Potentially dilutive common stock equivalents	5,127,472	32,085,329
Weighted average number of common and equivalent shares outstanding-Diluted	55,095,087	54,515,450

	Six Months Ended January 31,	Six Months Ended January 31,
	2019	2018
Weighted average number of common shares outstanding - Basic	36,387,206	22,430,121
Potentially dilutive common stock equivalents	5,127,472	32,085,329
Weighted average number of common and equivalent shares outstanding-Diluted	41,514,678	54,515,450

Note 7 - Stockholders’ Equity:

Common Stock

On November 13, 2018, the Company declared a stock dividend on its outstanding Common Stock for stockholders of record date to be determined (the “Record Date”). As a result, all stockholders on the Record Date received twenty new shares of Common Stock for each share of Common Stock owned by them as of that date. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the condensed interim consolidated financial statements.

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

At closing of the first tranche on March 28, 2017, the Company issued 63,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. The full amount of such proceeds was repaid to the Company in July 2017 upon termination of the Emmaus LOI. On December 1, 2018, after payment of the dividend, B-H Sanford, LLC, converted all of its holding of the Company’ Series H Convertible Preferred Stock owned by it into 25,200,000 shares of common stock.

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

Non-controlling Interest

Mr. Berkman agreed, under certain conditions to transfer the remaining 49% of the HDS equity to the Company for a consideration of $1.00. On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining HDS equity interests to the Company, waiving and releasing any conditions to such transfer. As of December 1, 2018, HDS is a wholly owned subsidiary of the Company. During the six months ended in January 31, 2019, there was a net loss attributable to the non-controlling interest (49%) in HDS of $122,692 and contributions made of $133,679. As of January 31, 2019, and July 31, 2018, the non-controlling interest in HDS was $0 and $5,576,272, respectively.

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of January 31, 2019, Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

Pursuant to the Company’s acquisition of Olaregen on January 7, 2019 to acquire a 51% interest, the Company was issued 3,282,632 shares of Olaregen common stock. As of January 31, 2019, Olaregen had a total of 5,648,819 shares of common stock and 592,683 Series A voting preferred stock for a total of 6,241,502 total voting shares outstanding. As such, there are 2,958,870 of shares that belong to non-controlling interest shareholders which represents a 47.41% non-controlling interest.

On November 1, 2018, the Company completed its second closing of Veneto Holdings, L.L.C. (“Veneto”) which granted the Company of Rapport Services, LLC (“Rapport”) through the ownership of the units of Class B membership interests providing control of Rapport as only the Class B Member is entitled to elect the nominees to the Board of Managers, which constitute a one percent (1%) ownership in Rapport. The remaining interests represent a 99% non-controlling interest.

Note 8 – Redeemable Non-Controlling Interest:

Pursuant to the Company’s acquisition of 51% of the outstanding capital stock of Regentys, Regentys had authorized 7,500,000 shares of redeemable Series A Convertible Preferred Stock (“Preferred Stock A”), with a par value of $0.0001 and redemption value of $0.65 per share of which 2,793,192 Preferred Stock A was outstanding as of the date of acquisition and as of January 31, 2019. Preferred Stock may be converted into common stock at the initial conversion ratio of 1:1 which ratio shall be adjusted in accordance with stock dividends, splits, combinations and other similar events, including the sale of additional shares of common or preferred stock and the holders of Preferred Stock A are entitled to vote, together with the holders of Regentys common stock, on all matters submitted to stockholders of Regentys for a vote. At any time after November 1, 2026, the holders of the Company’s Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their shares for cash at a redemption price equal to its liquidation value. Accordingly, this Preferred Stock A was valued to be $4,073,898 at the time of acquisition of Regentys and reclassified as Redeemable Non-Controlling Interest outside of stockholders’ deficit on the condensed interim consolidated balance sheets.

Note 9- Stock-Based Compensation:

Stock Option Plans

As of January 31, 2019, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). At January 31, 2019, there were 2,817,150 and 233,779,375 shares of common stock reserved for future awards under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The 6,238,472 outstanding options at January 31, 2019 had a weighted average remaining contractual term of 9.68 years.

There were 1,891,979 vested common stock options under the Plan for the period ended January 31, 2019. The compensation expense was $924,845 for the six months ended January 31, 2019. The Company had $222,216 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan at January 31, 2019.

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

January 31, 2019
Exercise price	$0.64 - 1.08
Time to expiration	10 years
Risk-free interest rate	2.56% - 3.14%
Estimated volatility	135.2% - 143.1%
Dividend	—
Stock price at valuation date	$0.64 - 1.08

The following table summarizes information on stock options outstanding at January 31, 2019:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at January 31, 2019	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.11	2,730,000	$0.05	9.68	$5,525,000
0.64	1,328,125	0.14	9.76	1,978,906
0.78	1,712,500	0.21	9.87	2,311,875
0.92	200,000	0.03	9.92	242,000
1.08	250,000	0.04	9.93	262,500
30.48	17,850	0.09	1.10	—
	6,238,475	$0.56	9.74	$10,320,281

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on January 31, 2019. The market values as of January 31, 2019 was $2.13 based on the closing bid price for January 31, 2019

Note 10 – Acquisitions:

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

Following the closing and the completion of Company’s reverse stock split, the Company was required to issue a further 4,830,000 shares of common stock and issue a warrant to a former shareholder of HDS to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition. As of January 31, 2019, all warrants relating to this acquisition have been issued which resulted in additional paid in capital of $9,032,435.

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

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant could be issued by the Company until such time that an increase in authorized capital has been approved. At the time of closing, Management was not of the opinion that it is more likely than not that the warrant will be issued and the Call Option will be exercised, accordingly no values have been attributed to the warrant and Call Option at closing. During 2017, management made a redetermination and estimated that it was more likely than not that the shareholder approval to increase authorized share capital would be obtained and the Call Option would be exercised.

On December 1, 2018, pursuant to the Acquisition Agreement the Company issued the warrant to 15,000,000 additional common shares of Generex to Stephen L. Berkman. The Warrant is exercisable until December 1, 2019 at an exercise price of $2.50 per share. The Warrant contains a provision prohibiting the exercise of the Warrant to the extent that, after exercise, Mr. Berkman would own more than 9.99% of the Company’s common stock. The Warrant was issued pursuant to the January 18, 2017 Acquisition Agreement among the Company, Hema Diagnostic Systems, LLC (“HDS”), Stephen L. Berkman and the other equity owners of HDS. Despite the warrants being issued after the effective date of the 20 for 1 stock dividend, per an agreement with warrant holder, such warrants were not subject to the stock dividend and no adjustment was made to the exercise price.

Simultaneously, on December 1, 2018, Company exercised the Call Option and acquired the remaining 49% non-controlling interest in HDS. Accordingly, the fair values of the warrants and call option was updated through the issuance and exercise date and the change in the fair value of the contingent purchase consideration of $(4,397,507) and $15,147591 was recorded and included in the condensed interim consolidated statements of operations and comprehensive income for the three- and six-months ending January 31, 2019. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

The remaining fair value of the call option and the warrant payable remaining at the time of exercise of the call option and issuance of the warrant was charged against additional paid-in capital as an elimination of non-controlling interest for $(6,951,015).

Fair Value Assumptions Used in Accounting for the Warrant

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrant as of January 31, 2019. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	December 1, 2018	July 31, 2018
Exercise price	2.50	2.50
Time to expiration	3.14 years	3.47 years
Risk-free interest rate	3.01%	2.77%
Estimated volatility	138.61%	143.97%
Dividend	—	—
Stock price at valuation date	$0.9	$0.1

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

The following assumptions were used in estimating the value of the Call Option:

	December 1, 2018	July 31, 2018
Risk-free interest rate	2.52%	2.44%
Estimated volatility	164.43%	129.95%
Remaining Term	1.13 years	1.47 years
Stock price at valuation date	$0.9043	$0.0976

Grainland and Empire Pharmacies:

On December 28, 2017, the Company through its wholly owned subsidiary NuGenerex, completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note due and payable in full on June 28, 2018 bearing an annual interest rate of 3%. The note was extended by six months and set to mature with the same terms on December 28, 2018. The note remains active and interest has continued to accrue while new terms of the note are in process of being negotiated.

We finalized our allocation of the purchase price as of January 31, 2019. The final allocation of the purchase price as of January 31, 2019, is as follows:

	Preliminary Allocation as of December 28, 2017	Allocation Adjustments	Final Allocation
Intangible assets (licenses)	$276,380	$—	$276,380
Property and equipment	19,879	—	19,879
Computer software acquired	5,980	—	5,980
Leasehold Improvements	17,761	—	17,761
Total assets acquired	320,000	—	320,000
Consideration:
Note Payable	320,000		320,000
Goodwill	$—		$—

The entire value of the intangible assets represent the licenses obtained to operate a pharmacy in the respective state of each of the acquired pharmacies. Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the pharmacy license until the pharmacies becomes commercially viable and operations begin in the acquired pharmacies. At the time, when the licenses are placed in service, the Company will determine a useful life.

Since acquisition, Grainland Pharmacy Holdings, LLC ceased to operate. Accordingly, the value allocated to its tangible assets, leasehold improvements and licenses acquired for $99,519 was charged to impairment of long-live assets.

Veneto:

On October 3, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto.

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

The Company had also entered into a temporary fee-for-service arrangement with Veneto and one of its subsidiaries for Veneto to provide management, personnel, operational, administrative and other services with respect to the First Closing Assets pending the Second Closing. At the Second Closing, all of Veneto personnel providing these services became employees or consultants of the Company, and, therefore, Veneto no longer provides these services.

At the First Closing, the Promissory Note issued to Veneto in the original principal amount of $15,000,000 with interest at an annual rate of 5.0% and guaranteed by Generex and Joseph Moscato, and secured by a first priority security interest in the Company’s assets other than the First Closing Assets was subsequently cancelled upon the issuance of the new promissory note on the Second Closing in the principal amount of $35,000,000 with an annual of 12.0% and guaranteed by Generex and Joseph Moscato. There was $62,500 of accrued interest on the $15,000,000 note and an additional $1,050,000 of accrued interest on the new $35,000,000 promissory note for a total of $1,112,500 of accrued interest for the six months ended January 31, 2019.

On November 1, 2018 the Company consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. The Company issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. In addition, we agreed to assume approximately $3.8 million in outstanding institutional debt of Veneto subsidiaries, but will have the use of Veneto cash which would otherwise have been applied to paying down the debt.

On March 29, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) entered into restructuring the payment of the New Note that provided in lieu of any cash payments, the Company would deliver 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary, common stock of Antigen Express, Inc. The Company and the Veneto Members established a value of the Company’s common stock related to this conversion of debt at $2.50/share, but upon a final pay date of June 14, 2020 (the “Pay Date”) the Veneto Members will receive additional compensatory shares if following results in a positive number: $2.50 (the “Strike Price") per Generex Shares times the shares issued (8,400,000) minus the Sale Price of the proceeds of sale of any Generex Shares by the Members in the interim (“Sale Price”) times the number of Generex Shares sold (“Shares Sold”) divided by the Spot Price of the price of the common voting shares of the Company’s common stock on the Pay Date (“Spot Price”). Any sale above the Strike Price shall be discarded. The Sale Price shall, for calculation under this agreement shall be no less than $1.50 per share. Any actual proceeds of sale that are less than $1.50 per shares shall be calculated at $1.50 regardless of the actual proceeds of sale. As such, the Veneto Members shall have downside protection from $2.50 to $1.50. The downside protection lapses if the volume weighted average price of the Generex Shares, in any period of 90 consecutive trading days, is over $5 per share.

Fair Value of the Veneto Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Veneto acquisition as of the First Closing and the Second Closing:

	“First Closing” completed on October 3, 2018	“Second Closing” completed on November 1, 2018	Total
Cash and cash equivalents	$2,410,150	$—	$2,410,150
Accounts receivable, net	1,935,078	—	1,935,078
Inventory, net	1,068,856	—	1,068,856
Prepaid expenses	95,804	—	95,804
Property and equipment, net	652,590	—	652,590
Other receivables	1,014,316	—	1,014,316
Notes receivable - LT	1,387,763	—	1,387,763
Other assets, net	25,745	—	25,745
Intangible assets, net	35,603	7,110,000	7,145,603
Total assets acquired	8,625,905	7,110,000	15,735,905
Total current liabilities	2,509,887	—	2,509,887
Notes payable	—	3,403,948	3,403,948
Total liabilities assumed	2,509,887	3,403,948	5,913,835
Net identifiable assets acquired	6,116,018	3,706,052	9,822,070
Goodwill	8,883,982	16,293,948	25,177,930
Total consideration transferred	$15,000,000	$20,000,000	$35,000,000

The note receivable for $1,387,763 acquired during the first closing of Veneto on October 3, 2018 has since accrued additional interest and holds a balance of $1,406,051 as of January 31, 2019.

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

The preliminary amounts assigned to the identifiable intangible assets, the estimated useful lives, and the estimated amortization expense related to these identifiable intangible assets are as follows:

	Preliminary Fair Value	Average Estimated Life
Developed Software/Technology	$780,000	5
Referral Base	3,920,000	15
Non-compete agreements	2,410,000	3
	$7,110,000

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for Veneto Acquisition was $8.9 million as of the date of the First Closing and $16.3 million as of the date of the Second Closing.

Regentys and Olaregen:

On January 7, 2019, the Company closed two separate Acquisition Agreements pursuant to which the Company acquired a 51% interest in both Regentys Corporation (“Regentys”) and Olaregen Therapeutix Inc. (“Olaregen”).

The Company accounted for the acquisitions of both Regentys and Olaregen as business combinations using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, the Company used its best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

The fair values assigned to Regentys’ and Olaregen’s tangible and identifiable intangible assets acquired, and liabilities assumed are based on management’s estimates and assumptions. The estimated fair values of these assets acquired, and liabilities assumed are considered preliminary and are based on the information that was available as of the date of the acquisition. The preliminary estimated fair values of assets acquired, and liabilities assumed, and identifiable intangible assets may be subject to change as additional information is received. Thus, the provisional measurements of fair value are subject to change. The Company expects to finalize the valuations as soon as practicable, but not later than one year from the closing date.

Regentys:

On November 28, 2018, Generex and Regentys closed the acquisition of 51% of the outstanding capital stock of Regentys for a total consideration of fifteen million dollars ($15,000,000). On January 7, 2019 the Company completed a definitive Stock Purchase Agreement and related documents effecting the transactions contemplated by the LOI.

Pursuant to a Stock Purchase Agreement between the Company and Regentys (the “Purchase Agreement”) the Company acquired 12,048,161 newly issued shares of the Regentys common stock representing 51% percent of the issued and outstanding capital stock of Regentys (“Regentys Shares”).

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys Shares will consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of the date this quarterly report was filed, the Company has paid $650,000 and the remaining balance of $2,800,000 is payable on or before April 1, 2019.

•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019.

•	$3,000,000 to initiate a first-in-human pilot study on or before September 1, 2019.

•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.

•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

The Company issued its Promissory Note in the amount of $14,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Regentys shares pursuant to a Pledge and Security Agreement. In the event that Generex does not make any of the first three payments listed above, at Regentys’ option either:

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

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Generex did not furnish payments on April 1, 2019. Regentys has not filed any notice of default as of the date of publication, and Generex continues to provide Regentys with business opportunities continuing the relationship.

Fair Value of the Regentys Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Regentys acquisition:

Preliminary Allocation as of January 7, 2019
Cash and cash equivalents	$61,857
Other current assets	13,138
Property and equipment, net	444
Accounts payable and accrued liabilities	(1,181,920)
Notes payable	(639,009)
Loans from related parties	(16,506)
Net Tangible Assets	$(1,761,996)
Note receivable from Generex	14,345,205
In-process research & development	3,510,680
Deferred tax liability	(889,782)
Redeemable non-controlling interest	(4,073,898)
Non-controlling interest	(9,870,762)
Total Fair Value of Assets Acquired	1,259,447
Consideration:
Cash paid prior to the time of closing	400,000
Note receivable from Generex	14,345,205
Total Purchase Price	14,745,205
Goodwill	$13,485,758

The redeemable non-controlling interest of $4,073,898, representing the Series Stock A, was determined by deducting the total consideration paid of $14,745,205 from the total purchase value totaling $28,689,865 based on a convergence method in an Option Pricing Model using the Regentys capital structure with 12,048,161 newly issued shares of the Regentys common stock representing 51% percent of the issued and outstanding capital stock of Regentys. See Note 8 – Redeemable Non-Controlling Interest.

Olaregen:

On November 27, 2018, Generex and Olaregen entered into a binding letter of intent (“LOI”) contemplating the Company’s acquisition of 51% of the outstanding capital stock of Olaregen for a total consideration of twelve million dollars ($12,000,000). As of January 7, 2019, the Company completed a definitive Stock Purchase Agreement (“Purchase Agreement”) and related documents effecting the transactions contemplated by the LOI.

The Company acquired 3,282,632 newly issued shares of the Olaregen common stock representing 51% percent of the issued and outstanding capital stock of Olaregen (“Olaregen Shares”).

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen Shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.

•	$800,000 on or before January 31, 2019. As of the date this quarterly report was filed, the Company has paid $200,000 of this installment and remaining balance of $600,000 is payable on or before April 1, 2019.

•	$3,000,000 on or before April 1, 2019.

•	$1,000,000. On or before May 31, 2019.

•	$6,000,000.00 on or before September 30, 2019.

The Company issued its Promissory Note in the amount of $11,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Olaregen shares pursuant to a Pledge and Security Agreement. In the event that Generex fails to pay the installment due on September 30, 2019, Generex will forfeit the shares allocated to that installment (1,600,000 Olaregen shares) and Olaregen will be entitled to “claw back” fifty percent (50%) of any and all shares paid for by the prior payments.

On March 14, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second tranche of Guaranteed Payments amounting to $600,000 on or before April 1, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Generex did not furnish payments on April 1, 2019. Olaregen has not filed any notice of default as of the date of publication, and Generex continues to provide Olaregen with business opportunities continuing the relationship.

In the event Generex does not make any other payments, its share ownership of Olaregen will be proportionately reduced.

Generex has a limited anti-dilution right under the Purchase Agreement, to ensure that Generex will retain 51% ownership in Olaregen for a period of time.

Fair Value of the Olaregen Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Olaregen acquisition:

Preliminary Allocation as of January 7, 2019
Cash and cash equivalents	$608,419
Prepaid expenses	20,488
Inventory	408,501
Other current assets	37,950
Accounts payable	(216,670)
Accrued liabilities	(216,694)
Net Tangible Assets	$641,994
Note receivable from Generex	11,472,663
In-process research & development	3,980,000
Non-compete agreement	790,000
Deferred tax liability	(1,040,173)
Non-controlling interest	(11,999,559)
Total assets acquired	$3,844,925
Non-controlling interest	—
Consideration:
Cash paid prior to the time of closing	400,000
Note receivable from Generex	11,472,663
Goodwill	$8,027,738

The components of the acquired intangible assets were as follows:

	Preliminary Fair Value	Average Estimated Life
In-process research and development	$3,980,000	—
Non-compete agreement	790,000	3
	$4,770,000

Deferred Tax Liability

As a result of the acquisition of Regentys and Olaregen, the purchase price allocation attributed to deferred tax liability of $889,782 and $1,040,173, respectfully. The Company has deferred tax assets of over $92 million with a full allowance equally to the to the amount of the deferred tax asset. Although the Company deferred tax assets are in excess of deferred tax liabilities totaling $1,929,955, the Company cannot offset the deferred tax liabilities against its deferred tax assets due to the uncertainty of the Company to realize any value of its deferred tax assets. In addition, the Company acquired 51% of each of Regentys and Olaregen, less than the 80% required to permit the Company to consolidate with Regentys and Olaregen for tax purposes. Therefore, the deferred tax liabilities will be reported separately until such time that the Company determines otherwise.

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the six months ended January 31, 2018 and 2017 as though the Company acquired HDS, Veneto, Olaregen, Grainland, Empire and Regentys (the “Acquired Companies”) on the first day of each fiscal year are set forth below.

	Six months Ended January 31
	2018	2017
Revenues	$5,839,903	$19,407,319
Cost of revenues	2,810,874	7,622,676
Gross profit	3,029,029	11,784,643
Operating expenses	6,406,594	13,592,954
Operating loss	(3,377,565)	(1,808,311)
Other income (expense)	(202,760)	(123,688)
Net loss	$(3,580,325)	(1,931,999)
Comprehensive net loss	$(3,580,325)	$(1,931,999)

Note 11 – Goodwill and Intangible Assets

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2018 and six-month period ended January 31, 2019, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2018	$3,187,757	$—	$3,187,757
Acquisition of Veneto - "First Closing"	8,919,585	8,883,982	35,603
Acquisition of Veneto - "Second Closing"	23,403,948	16,293.948	7,110,000
Purchase of intangible assets	26,488	—	26,488
Acquisition of Regentys	16,996,438	13,485,758	3,510,680
Acquisition of Olaregen	12,797,737	8,027,737	4,770,000
Close of Grainland Pharmacy	(88,311)	—	(88,311)
Amortization of Veneto developed software/technology	(39,000)	—	(39,000)
Amortization of Veneto referral base	(65,333)	—	(65,333)
Amortization of Veneto non-compete agreement	(200,833)	—	(200,833)
Amortization of Olaregen non-compete agreement	(17,315)	—	(17,315)
Balance as of January 31, 2019	$64,921,161	$46,691,425	$18,229,736

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. As noted in Note 10, the non-compete agreement acquired in conjunction with the Olaregen acquisition is currently being amortized over a 3 year useful life.

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

On January 24, 2019, Generex entered into Securities Purchase Agreements with 3 investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $2,110,000. The purchase price of the Notes was $2,010,000 and the remaining $100,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 120,570 shares of common stock.

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a multinomial lattice model. The Company recognized derivative liability on convertible notes of $2,353,139 and derivative liability on warrants of $192,671 at January 31, 2019. The change in fair value of the derivative liabilities resulted in a gain of $142,725 for the six months ended January 31, 2019.

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

Pursuant to the Company’s closing of the acquisition of Veneto, the aggregate purchase price for the Assets is $35,000,000 which is included as a Promissory Note. Refer to Note 10 for details.

Pursuant to its wholly owned subsidiary NuGenerex, the Company completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note. Refer to Note 10 for details.

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively holds a principal balance plus accreted interest of $610,369 as of January 31, 2019.

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

On March 14, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second payment and the third payment of Guaranteed Payments amounting to $600,000 on or before April 1, 2019.

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019.

On March 29, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) entered into restructuring the payment of the New Note that provided in lieu of any cash payments, the Company would delivery 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary,common stock of Antigen Express, Inc. The Company and the Veneto Members established a value of the Company’s common stock related to this conversion of debt at $2.50/share, but upon a final pay date of June 14, 2020 (the “Pay Date”) the Veneto Members will receive additional compensatory shares if following results in a positive number: $2.50 (the “Strike Price") per Generex Shares times the shares issued (8,400,000) minus the Sale Price of the proceeds of sale of any Generex Shares by the Members in the interim (“Sale Price”) times the number of Generex Shares sold (“Shares Sold”) divided by the Spot Price of the price of the common voting shares of the Company’s common stock on the Pay Date (“Spot Price”). Any sale above the Strike Price shall be discarded. The Sale Price shall, for calculation under this agreement shall be no less than $1.50 per share. Any actual proceeds of sale that are less than $1.50 per shares shall be calculated at $1.50 regardless of the actual proceeds of sale. As such, the Veneto Members shall have downside protection from $2.50 to $1.50. The downside protection lapses if the volume weighted average price of the Generex Shares, in any period of 90 consecutive trading days, is over $5 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six-month periods ended January 31, 2019 and 2018. We engaged in certain acquisition transactions during the six months ended January 31, 2019 as follows:

•	Effective October 3, 2018, we purchased certain assets of Veneto Holdings, L.L.C. (“Veneto”), and its subsidiaries (the “First Closing Assets”). We acquired additional assets of Veneto effective November 1, 2018 (the “Second Closing Assets” and together with the First Closing Assets, the “Acquired Veneto Assets.”). Our balance sheet at January 31, 2019 includes our interest in the Acquired Veneto Assets, the obligations issued in connection with the purchase of the Acquired Veneto Assets. Our interest in the results of operations of the First Closing Assets since October 3, 2018 and the Second Closing Assets since November 1, 2018 is included in our Condensed Interim Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2019.

•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Regentys Corporation. (“Regentys”). Our balance sheet at January 31, 2019 includes our interest in Regentys and our interest in the results of operations of Regentys for the period January 7, 2019 through January 31, 2017 is included in our Condensed Interim Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2019.

•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Olaregen Therapeutix Inc. (“Olaregen”). Our balance sheet at January 31, 2019 includes our interest in Olaregen and our interest in the results of operations of Olaregen for the period January 7, 2019 through January 31, 2017 is included in our Condensed Interim Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2019.

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

Executive Summary

Preliminary Note

On January 17, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”). On December 1, 2018, we acquired the remaining equity of HDS, and HDS became a wholly owned subsidiary. We intend to focus resources on HDS’ business as well as other potential acquisition candidates going forward, but do not intend to discontinue our pre-Acquisition activities.

We intend to focus resources on HDS’ business, and on the businesses of Regentys, Olaregen and the MSAO business acquired from Veneto, as well as additional acquisition targets, but do not intend to discontinue our historical activities. However, we will not pursue our historical business if we do not receive substantial financing for that purpose. Olaregen is launching an FDA 5 a wound healing product.

On October 3, 2018, we acquired the First Closing Assets from Veneto, primarily consisting of the operating assets of (a) system dispensing pharmacies, (b) a central adjudicating pharmacy, (c)a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory.

On November 1, 2018 we consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. We issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. In addition, we agreed to assume approximately $3.4 million in outstanding institutional debt of Veneto subsidiaries, but will have use of Veneto cash which would otherwise have been applied to paying down the debt.

On March 29, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) entered into restructuring the payment of the New Note that provided in lieu of any cash payments, the Company would delivery 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary,common stock of Antigen Express, Inc.

•	The Company and the Veneto Members established a value of the Company’s common stock related to this conversion of debt at $2.50/share, but upon a final pay date of June 14, 2020 (the “Pay Date”) the Veneto Members will receive additional compensatory shares if following results in a positive number: $2.50 (the “Strike Price") per Generex Shares times the shares issued (8,400,000) minus the Sale Price of the proceeds of sale of any Generex Shares by the Members in the interim (“Sale Price”) times the number of Generex Shares sold (“Shares Sold”) divided by the Spot Price of the price of the common voting shares of the Company’s common stock on the Pay Date (“Spot Price”). Any sale above the Strike Price shall be discarded.

•	The Sale Price shall, for calculation under this agreement shall be no less than $1.50 per share. Any actual proceeds of sale that are less than $1.50 per shares shall be calculated at $1.50 regardless of the actual proceeds of sale. As such, the Veneto Members shall have downside protection from $2.50 to $1.50.

•	The downside protection lapses if the volume weighted average price of the Generex Shares, in any period of 90 consecutive trading days, is over $5 per share.

On January 7, 2019, we acquired a majority interest in Regentys Corporation for an aggregate of $15,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. $250,000 principal was paid against the note as of January 31, 2019 and an additional $450,000 principal was paid subsequently for a total aggregate of $650,000 of principal payments in addition to the $400,000 initial payment. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. $500,000 principal was paid against the note as of January 31, 2019 and an additional $500,000 was paid subsequently for a total aggregate of $1,000,000 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

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

Generex Historical Business

We have historically engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations. On January 18, 2017, we acquired a majority of the equity interests in Hema Diagnostic Systems, LLC (“Hema” or “HDS”). On December 1, 2018, we acquired the remainder of the HDS equity interests for nominal consideration provided that the Generex stock and warrants issued to the HDS equity owners in connection with the initial acquisition have a specified value and we have registered for resale the Company’s shares issued to the HDS equity owners. HDS is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. HDS manufactures and sells rapid diagnostic devices based upon our own proprietary EXPRESS technology as well as cassette devices based on customary designs used generally in the industry. We intend to focus on HDS’s business and in identifying other areas for expansion, but do not intend to discontinue our pre-Acquisition activities.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable, and our accumulated deficit was $403,322,903 at January 31, 2019. As of January 31, 2019, we believe our current cash position is not sufficient to meet our working capital needs for the next twelve months and we may not have sufficient reserves for contingencies. We do not, however, expect to generate significant cash flow from operations during that period and therefore expect to require additional funds after the end of the fiscal year ending July 31, 2019. In addition, we do not have sufficient funds to satisfy the obligations to pay deferred purchase price for the Veneto assets or pursuant to binding letters of intent we signed in November 2018. In addition, we do not have funds to carry out our strategic development plans. Management is seeking various alternatives to ensure that we can meet our operating cash flow requirements and strategic development plans, through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected.

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

During the six months ended January 31, 2019 and 2018, we paid $342,000 to NSABP for clinical trials for additional research and development relating to Antigen’s peptide immune therapeutic vaccines and related technologies due to our lack of cash. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the six months January 31, 2019 and 2018, HDS expended $303,205 and $190,089 on research and development relating to its rapid diagnostic tests. HDS expects to expend resources on its rapid diagnostic test during the remainder fiscal year ending July 31, 2019.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies net operating losses attributed to HDS, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

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

Our discussion and analysis of our financial condition and results of operations is based on our condensed interim consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider certain accounting policies related to impairment of long-lived assets, intangible assets and accrued liabilities to be critical to our business operations and the understanding of our results of operations:

Going Concern.  As shown in the accompanying condensed interim consolidated financial statements, we have not been profitable and have reported recurring losses from operations.  These factors raise substantial doubt about our ability to continue to operate in the normal course of business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Condensed Interim Consolidated Statement of Operations.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets

Inventory. Olaregen’s, Veneto and HDS’ inventory is stated at the lower of cost, determined principally under the first-in, first-out method, or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluate our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At January 31, 2019, there was no reserve for obsolescence.

Estimating accrued liabilities, specifically litigation accruals. Management's current estimated range of liabilities related to pending litigation is based on management's best estimate of future costs. While the final resolution of the litigation could result in amounts different than current accruals, and therefore have an impact on our condensed interim consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on our condensed interim consolidated results of operations, financial position or cash flows.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of January 31, 2019 and July 31, 2018, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended January 31, 2019 compared to three months ended January 31, 2018

We had a net (loss) for the three months ended January 31, 2019 of $(12,524,584) and $(9,829,578) in the corresponding three months of the prior fiscal year. The net (loss) for the three months ended January 31, 2019 and the three months of the prior fiscal year was caused primarily by the change in fair value of contingent purchase consideration which was $(4,397,507) and $(9,521,747) respectively and operating losses which were $(5,879,016) and $(165,586) respectively.

The $660,041 increase in research and development expenses in the quarter ended January 31, 2019 versus the comparative previous fiscal quarter is due to a combination of Antigen’s increase of expenses of $300,500, Regentys’ research and development expenses of $306,800, and HDS’ increase in research and development expenses of $79,740.

Our interest expense in the three months ended January 31, 2019 was $2,097,220 compared to the previous year’s fiscal three months of $142,245 which is due to the increase of debt in the current period for the recent acquisitions.

The net operating losses attributed to HDS in three month periods ended January 31, 2019 amount to $ 204,243, compared to the previous year’s fiscal three months of $ 189,597. The net operating losses attributed to HDS for the three months ended January 31, 2019 arise from general and administrative expenses of $42,105 and research and development costs of $162,138.

Six months ended January 31, 2019 compared to six months ended January 31, 2018

We had a net income for the six months ended January 31, 2019 of $5,397,996 and $17,696,928 in the corresponding six months of the prior fiscal year. The income in both periods was caused primarily by the change in fair value of contingent purchase consideration which was resulted in a gain of $15,147,591 and $18,776,629 respectively. The gains in both periods were offset by operating losses which for the six months ended January 31, 2019 and January 31, 2018 were $7,483,197 and $802,511, respectively.

The $602,326 increase in research and development expenses in the six months ended January 31, 2019 versus the corresponding six months of the prior fiscal year is due to a combination of Antigen’s increase of expenses of approximately $209,410 and Regentys’ research and development expenses of approximately $306,800.

Our interest expense in the six months ended January 31, 2019 was $2,262,936 compared to the previous year’s fiscal three months of $277,190 which is due to the increase of debt in the current period for the recent acquisitions.

The net operating losses attributed to HDS in six-month periods ended January 31, 2019 amount to $384,357, compared to the previous year’s fiscal six months of $427,483. The net operating losses attributed to HDS for the six months ended January 31, 2019 arise from general and administrative expenses of $81,152 and research and development costs of $303,205.

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

The Note provided it would become due and payable prior to maturity if the Company’s common stock is not listed for trading on a NASDAQ market on or before ninety (90) days after the date of the Note. The listing has not occurred. In January 2019, the Note holder repayment on this basis and in March, 2019, filed suit to recover the principal amount of the Note plus interest.  The Company’s response to the lawsuit is due shortly after the filing of this quarterly report. At the time of filing, the Company was engaged in settlement discussions with the Note holder.

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

Joseph Moscato, the Company’s President & Chief Executive Officer, has guaranteed the Company’s obligations under the Note. In addition, Mr. Moscato has pledged as collateral for the guaranty 400,000 shares of the Company’s post-stock dividend Common Stock owned by him. At the option of either the investor or Mr. Moscato, all or any part of the loan can be paid with shares of the pledged stock valued at $2.50 per share, without default.

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

January -February 2019 Convertible Note Transactions

Between January 24, 2019 and January 31, 2019, the Company issues convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $2,110,000. The purchase price of the Notes was $1,990,000 and the remaining $120,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the investors warrants to purchase up to an aggregate 120,570 shares of common stock.

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as the lesser of:

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

Subsequent to January 31, 2019, the Company issued two convertible notes with a combined aggregate principal amount of $1,500,000. Pursuant to the Securities Purchase Agreements, the Company also sold to the investors warrants to purchase up to an aggregate 102,143 shares of common stock.

Cash Flows for the Six Months ended January 31, 2019

For the fiscal quarter ended January 31, 2019, we used $3,970,417 in cash to fund our operating activities. The use for operating activities included a net income of $5,397,996 and was offset by changes in fair value of contingent purchase consideration of $15,147,591. Changes to working capital included an increase of $3,296,630 related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $378,200 related to depreciation and amortization, $924,845 related to the issuance of stock options as compensation, $99,519 impairment of long-lived assets, $177,844 for the change in fair value of derivative liabilities - convertible notes, and $35,199 for the change in fair value of derivative liabilities - convertible warrants

In the six months ended January 31, 2019, we had net cash provided by investing activities of $1,669,655 primarily relating to cash received in the acquisition of Veneto.

We had cash provided by financing activities in the six months ended January 31, 2019 of $3,626,194, which pertained to proceeds from investors of $3,524,460 and investment in subsidiary by non-controlling interest of $133,679, consisting of contributions and loan proceeds from Stephen L. Berkman, to HDS.

Our net working capital January 31, 2019 declined to negative $53,730,424 from negative $24,040,769 at July 31, 2018, which was attributed primarily to an increase in notes payable.

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

On January 15, 2019, we entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the note as follows:

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

Olaregen and Regentys Acquisitions

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.

•	$800,000 on or before January 31, 2019. As of the date this quarterly report was filed, the Company has paid $200,000 of this installment.

•	$3,000,000 on or before February 28, 2019. As of the date this quarterly report was filed, the Company has not paid this installment.

•	$1,000,000 on or before May 31, 2019.

•	$6,000,000 on or before September 30, 2019.

Generex issued its promissory note in the amount of $11,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Olaregen Shares pursuant to a Pledge and Security Agreement.

On March 14, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $600,000 on or before April 1, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Generex did not furnish payments on April 1, 2019. Olaregen has not filed any notice of default as of the date of publication, and Generex continues to provide Olaregen with business opportunities continuing the relationship.

Regentys

On January 7, 2019 the Company completed a definitive Stock Purchase Agreement and related documents relating to the Company’s purchase of 12,048,161 newly issued shares of the Regentys common stock representing 51% percent of the issued and outstanding capital stock of Regentys (“Regentys Shares”) for an aggregate of $15,000,000.

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of the date this quarterly report was filed, the Company has paid $650,000 and the remaining balance of $2,800,000 is payable on or before April 1, 2019.
•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019.
•	$3,000,000 to initiate a first-in-human pilot study on or before September 1, 2019.
•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.
•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

The Company issued its promissory note in the amount of $14,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Regentys pursuant to a Pledge and Security Agreement.

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Generex did not furnish payments on April 1, 2019. Regentys has not filed any notice of default as of the date of publication, and Generex continues to provide Regentys with business opportunities continuing the relationship.

If we obtain necessary financing, we expect to expend resources towards additional acquisitions and regulatory approval and commercialization of Generex Oral-lyn™ and further clinical development of our immunotherapeutic vaccines.

In addition to our future funding requirements,commitments and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expenses incurred to complete our clinical trials;
•	the costs and timing of the regulatory process as we seek approval of our products in development;
•	the advancement of our products in development;
•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;
•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;
•	the cost of manufacturing (paid to third parties) of our licensed products and the cost of marketing and sales activities of those products;
•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;
•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development;
•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and
•	the receptivity of the financial market to biopharmaceutical companies.

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

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). This standard affects the accounting for equity instruments, financial liabilities under the fair value option and the presentation and disclosure requirements of financial instruments. In February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities”. This update was issued to clarify certain narrow aspects of guidance concerning the recognition of financial assets and liabilities established in ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This includes an amendment to clarify that an entity measuring an equity security using the measurement alternative may change its measurement approach to a fair valuation method in accordance with Topic 820, Fair Value Measurement, through an irrevocable election that would apply to that security and all identical or similar investments of the same issued. The update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and is considering early adoption of the standard. The update is effective for fiscal years beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” These amendments clarify the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation” (Topic 718): Scope of Modification Accounting. The amendments provide guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718 Compensation-Stock Compensation. An entity should account for the effects of a modification unless all the following are met: 1. The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification. 2. The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified. 3. The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The ASU is effective for all entities for annual periods, including interim periods within those annual periods, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018 and did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report on Form 10-Q/A Amendment No. 1. The term “disclosure controls and procedures” means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of January 31, 2019 we did not maintain effective disclosure controls and procedures because of the material weaknesses in internal control over financial reporting to detect he inappropriate application of U.S. GAAP rules and the premature release of financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations as described below. We are in the process of remediating the material weaknesses, as described below, which should remedy our disclosure controls and procedures. We will continue to monitor this issue.

Notwithstanding the material weakness described below, we have concluded that the condensed interim consolidated financial statements included in this quarterly report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

In addition to the review of our internal control weaknesses identified in the Company’s review of its internal controls conducted for the fiscal year ended July 31, 2012, management concluded that our internal control over financial reporting was not effective as of January 31, 2019. In management’s evaluation, the following deficiencies which occurred during the recent financial reporting process were identified as material weaknesses in the following areas:

A.	Accounting for Intercompany Transitions – subsequent to the acquisition of the Veneto Holdings, LLC, the Company did not identify several transactions and eliminate intercompany revenue against intercompany "general and administrative expenses."
B.	Consolidations Process – Generex has numerous subsidiaries and operations, some of which have been recently acquired and had not fully completed their period end accounting, including proper cut off and adjustments prior to the initiation of the consolidation process resulting in incomplete records.
C.	Accounting for Acquisitions – Generex has recently concluded several new acquisitions which caused additional time to properly review and incorporate their financial results as well as complete the purchase price allocations in sufficient time.
D.	Financial Reporting Process – During the financial reporting process, the financial statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations were inadvertently released prematurely prior to the Company’s Board of Director’s, Audit Committee and Company’s auditors full review and approval.

E.	Resources and Intercompany Communication – Generex has and is closing out four major acquisitions in a very short period of time. The resources available to complete all four acquisitions and prepare and timely file proved insufficient. In addition, intercompany communications clearly articulating deadlines, channels of communication, and expressing situational awareness and clarity of quality control were not sufficiently set up or adhered to.

Remediation Efforts

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of our internal control over financial reporting. We have identified and implemented, and continue to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. As we continue our evaluation and improve our internal control over financial reporting, management may modify the actions described below or identify and take additional measures to address control deficiencies.  Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist.

To address the material weakness noted above, the Company is in the process of:

•	assessing the required training needs to ascertain continuous development of existing personnel;

•	assessing the needs to increase the Company’s personnel to provide sufficient resources to complete the financial reporting process from within each subsidiary through the Company’s consolidation;

•	review and update the required timeline and requirements for each entity’s accounting close to provide sufficient time to review individual entity results and inclusion in the condensed interim consolidated financial statements;

•	review the requirements of future acquisitions to insure adequate resources to insure readiness and timeliness to be included in the Company’s financial statements including sufficient time for review by the Company’s management including the review and approval of the financial statements by the Audit Committee and the Company’s auditors prior to any public release.

•	performing a comprehensive review of current internal control procedures to ensure the segregation of duties and compliance with the Company’s accounting policies and GAAP and financial reporting process;

•	Assessing the need of a steering committee to match future acquisitions with capacity, planned integration of business lines and control and procedures, expressed and enforceable expectations, and have a overriding quality control element.

We believe these measures will remediate the material weaknesses noted. While we have completed some of these measures as of the date of this report, we have not completed and tested all of the planned corrective processes, enhancements, procedures and related evaluation that we believe are necessary to determine whether the material weaknesses have been fully remediated. We believe the corrective actions and controls need to be in operation for a sufficient period of time for management to conclude that the control environment is operating effectively and has been adequately tested through audit procedures. Accordingly, the material weaknesses have not been fully remediated as of the date of this report. As we continue to evaluate and work to remediate the control deficiencies that gave rise to the material weaknesses, we may determine that additional measures or time are required to address the control deficiencies or that we need to modify or otherwise adjust the remediation measures described above. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Our remediation efforts were ongoing during and subsequent to the fiscal quarter ended January 31, 2019, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

See Note 5 – Commitments and Contingencies (Pending Litigation) of the Notes to the Condensed Interim Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.

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

Recently, we have been profitable and our net gain available to shareholders was $5.8 million for the six months ended January 31, 2019. Our accumulated losses to date have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Recently, we have been profitable and our net gain available to shareholders was $5.8 million for the six months ended January 31, 2019, and our condensed interim consolidated balance sheet reflected a stockholders’ equity of $10.6 million at that date. We received a report from our independent auditors for the year ended July 31, 2018 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. We believe we have taken appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, however we cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or that the changes made will be sufficient to address and eliminate the material weaknesses previously identified. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Exchange Act in a timely manner, and require us to incur additional costs or to divert management resources.

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

RISK FACTORS RELATING TO OUR MSO and PHARMACEUTICAL DISTRIBUTION BUSINESSES

Regulatory Actions may Affect our Ability to Operate.

Our MSO and pharmaceutical distribution businesses operate in fields that are very highly regulated by the both the federal government and state pharmacy licensing agencies. Adverse decisions by the DEA or state pharmacy regulators could materially and adversely affect our ability to maintain and grow our distributions business. The Management Service Organizations (MSO) we manage are primarily owned by physicians and serve pharmacy and other healthcare organizations. We believe that our MSO business is structured to comply with laws and regulations governing economic relationships between physicians and other health care providers, such as fraud and abuse laws. If regulators or courts determine our activities did not comply, we may be required to restructure our business in a manner that would reduce or eliminate its profitability.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: April 16, 2019	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: April 16, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)
3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)
3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)
3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)
3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)
4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)
4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).
4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).
4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)
4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)
4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)
4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)
4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).
4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).
4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)
4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)
4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).
4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)
4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).
4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)
4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).
4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).
4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).
4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)
4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).
4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)
10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)
10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.
10.39	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.4056	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.41	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.42	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.43	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.44	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.45	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.46	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.47	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.48	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.49	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.50	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.51	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.52	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.53	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.54	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.55	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.56	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.57	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.58	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.59	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.60	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.61	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.62	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.63	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.64	Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions, LLC effective October 3, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.65	Promissory Note in the amount of $15,000,000 from NuGenerex Distribution Solutions, LLC to Veneto Holdings, LLC (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.66	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.67	Promissory Note in the amount of $35,000,000 from NuGenerex Distribution Solutions 2, LLC to Veneto Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.68	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 22, 2019).
10.69	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on April 4, 2019).
10.70	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.71	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.72	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.73	Amended and Restated Shareholders Agreement of Regentys Corporation (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.74	Management Services Agreement among Regentys Corporation and its officers (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.75	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.76	Promissory Note issued by Generex Biotechnology Corporation to Olaregen incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.77	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.78	Amended and Restated Investor Rights Agreement of Olaregen incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

63