Form 10-Q
period 2019-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2019-06-19
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: 30 April 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES   ☒ NO

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GNBT	OTCQB

As of June 19, 2019,the registrant had 60,362,163 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2019	July 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,407,837	$1,046,365
Accounts receivable, net	1,803,192	33,555
Inventory, net	250,021	12,075
Other current assets	218,819	96,251
Total current assets	3,679,869	1,188,246
Property and equipment	556,276	31,536
Notes receivable - noncurrent (Note 9)	1,426,164	—
Call option (Note 9)	—	2,168,211
Goodwill and intangible assets (Note 12)	48,323,164	3,187,757
Patents, net	21,362	23,280
Other assets, net	29,421	7,824
TOTAL ASSETS	$54,036,256	$6,606,854

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$19,863,047	$11,044,774
Notes payable, current (Note 9 and 13)	7,029,049	320,000
Loans from related parties (Note 3)	13,200	13,864,241
Other current liabilities	4,702	—
Deferred tax liability (Note 9)	1,929,955	—
Total Current Liabilities	28,839,953	25,229,015
Other noncurrent liabilities	2,233	—
Derivative liability - convertible notes (Note 14)	3,937,513	—
Derivative liability - warrants (Note 14)	257,478	—
Derivative liability - downside protection (Note 9 and 14)	6,994,450	—
Common stock payable	201,294	—
Warrants to be issued (Note 9)	—	24,962,507
Total Liabilities	40,232,921	50,191,522

Redeemable non-controlling interest (Note 7)	4,073,898	—
Commitments & Contingencies (Note 4)

Stockholders’ Equity (Deficiency) (Note 6)
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 0 and 63,000 issued shares at April 30, 2019 and July 31, 2018, respectively	—	3
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 0 and 16,590 issued shares at April 30, 2019 and July 31, 2018, respectively	—	1
Common stock, $.001 par value; authorized 750,000,000 shares at April 30, 2019 and July 31, 2018; 60,362,163 and 22,430,121 issued and outstanding at April 30, 2019 and July 31, 2018, respectively	60,362	22,430
Common stock payable	—	2,168,951
Additional paid-in capital	400,844,512	368,388,265
Accumulated deficit	(413,941,958)	(409,386,468)
Accumulated other comprehensive income	807,764	798,422

Non-controlling interest (Note 6)	21,958,757	(5,576,272)

Total Stockholders’ Equity (Deficiency)	13,803,335	(43,584,668)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$54,036,256	$6,606,854

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
Revenue
Revenue, net	$1,055,626	$—	$6,217,039	$2,218
Sales	37,300	—	37,300	—
Licensing income	—	—	—	700,000
Total Revenue	1,092,926	—	6,254,339	702,218

Cost of Goods Sold	1,264,964	—	4,147,264	—

Gross (Loss) Profit	(172,038)	—	2,107,075	702,218

Operating expenses
Research and development	472,010	307,420	1,463,015	696,099
General and administrative	8,656,877	684,390	17,428,182	1,800,440
Total operating expenses	9,128,887	991,810	18,891,197	2,496,539

Operating Loss	(9,300,925)	(991,810)	(16,784,122)	(1,794,321)

Other Income (Expense):
Interest expense	(2,328,703)	(149,590)	(4,591,639)	(426,780)
Interest income	2,855	—	3,623	—
Changes in fair value of contingent purchase consideration (Note 9)	—	4,573,493	15,147,591	23,350,122
Change in fair value of derivative liability (Note 14)	987,442	—	1,130,167	—
Change in fair value of downside protection (Note 14)	(570,112)	—	(570,112)	—
Impairment of long-lived assets (Note 9)	—	—	(99,519)	—
Other income, net	56,135	—	8,699	—

Net (Loss) Income	(11,153,308)	3,432,093	(5,755,312)	21,129,021

Net loss attributable to non-controlling interests (Note 6)	(839,419)	(103,794)	(1,199,822)	(313,261)

Net Income Available to Common Stockholders	$(10,313,889)	$3,535,887	$(4,555,490)	$21,442,282

Net Income per Common Share
Basic	$(0.17)	$0.16	$(0.10)	$0.96
Diluted	$(0.17)	$0.06	$(0.10)	$0.39

Shares Used to Compute Income per Share (Note 5)
Basic	60,362,163	22,430,100	44,203,218	22,430,100
Diluted	60,362,163	54,447,036	44,203,218	54,447,036

Comprehensive Income:
Net Income	$(10,313,889)	$3,535,887	$(4,555,490)	$21,442,282
Change in foreign currency translation adjustments	7,318	13,677	9,342	9,779
Comprehensive Income Available to Common Stockholders	$(10,306,571)	$3,549,564	$(4,546,148)	$21,452,061

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Stock Payable	Paid-in Capital	Accumulated Deficit	Other Comprehensive Income	Sub Total	Non-controlling Interest		Redeemable Non-controlling Interest	Stockholders' Equity (Deficiency)
Balance at July 31, 2018	79,590	4	22,430,121	$22,430	$2,168,951	$368,388,265	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)		$—	$(43,584,668)
Net Income (Loss)	—	—	—	—	—	—	(4,555,490)	—	(4,555,490)	(1,199,822)		—	(5,755,312)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	228,789		—	228,789
Conversion of preferred series H	(63,000)	(3)	25,200,000	25,200	—	(25,197)	—	—	—	—		—	-
Conversion of preferred series I	(16,590)	(1)	6,630,644	6,631	—	(6,630)	—	—	—	—		—	-
Elimination of non-controlling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	—		—	(6,951,015)
Issuance of common stock payable	—	—	6,068,517	6,068	(1,967,657)	1,961,589	—	—	—	—		—	-
Issuance of stock options	—	—	—	—	—	1,530,312	—	—	1,530,312	—		—	1,530,312
Conversion of debt to equity	—	—	32,881	33	—	14,056,080	—	—	14,056,113	—		—	14,056,113
Conversion of debt to equity - Veneto	—	—	—	—	—	13,929,129	—	—	13,929,129	—		—	13,929,129
Antigen dividend	—	—	—	—	—	(1,070,456)	—	—	(1,070,456)	1,070,456		—	-
Issuance of warrants	—	—	—	—	—	9,032,435	—	—	9,032,435	—		—	9,032,435
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	9,870,762		—	9,870,762
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	11,999,559		—	11,999,559
Acquisition of NCI of HDS	—	—	—	—	—	—	—	—	—	5,565,285		—	5,565,285
Reclassification of equity to liability	—	—	—	—	(201,294)	—	—	—	(201,294)	—		—	(201,294)
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—		4,073,898	4,073,898
Currency translation adjustment	—	—	—	—	—	—	—	9,342	9,342	—		—	9,342
Balance at April 30, 2019	—	—	60,362,163	$60,362	$—	$400,844,512	$(413,941,958)	$807,764	$(12,229,320)	$21,958,757		4,073,898	$13,803,335
Balance at January 31, 2019	—	—	60,362,143	$60,362	$201,294	$387,380,368	$(403,628,069)	$800,446	$(15,185,599)	$21,683,698		4,073,898	$10,571,997
Net Income (Loss)	—	—	—	—	—	—	(10,313,889)	—	(10,313,889)	(839,419)		—	(11,153,308)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	44,020		—	44,020
Issuance of stock options	—	—	—	—	—	605,467	—	—	605,467	—		—	605,467
Extinguishment of debt - Veneto	—	—	—	—	—	13,929,129	—	—	13,929,129	—		—	13,929,129
Antigen dividend	—	—	—	—	—	(1,070,456)	—	—	(1,070,456)	1,070,456		—	-
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	2		—	2
Reclassification of equity to liability	—	—	—	—	(201,294)	—	—	—	(201,294)	—		—	(201,294)
Currency translation adjustment	—	—	—	—	—	—	—	7,318	7,318	—		—	7,318
Balance at April 30, 2019	—	—	60,362,163	$60,362	$—	$400,844,512	$(413,941,958)	$807,764	$(12,229,320)	$21,958,757		4,073,898	$13,803,335
Balance at July 31, 2017	3,790	4	1,068,100	$1,068	$2,168,951	$368,409,627	$(445,720,566)	$783,150	$(74,357,766)	$(5,518,465)		$—	(79,876,231)
Net Income (loss)	—	—	—	—	—	—	21,442,282	—	21,442,282	(313,261)		—	21,129,021
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	213,403		—	213,403
Currency translation adjustment	—	—	—	—	—	—	—	9,779	9,779	—		—	9,779
Balance at April 30, 2018	3,790	4	1,068,100	$1,068	$2,168,951	$368,409,627	$(424,278,284)	$792,929	$(52,905,705)	$(5,618,323)	$		(58,524,028)
Balance at April 30, 2018	3,790	4	1,068,100	$1,068	$2,168,951	$368,409,627	$(424,278,284)	$792,929	$(52,905,705)	$(5,618,323)	$		(58,524,028)
Balance at January 31, 2018	3,790	4	1,068,100	$1,068	$2,168,951	$368,409,627	$(427,814,171)	$779,252	$(56,455,269)	$(5,602,556)		$—	(62,057,825)
Net Income (loss)	—	—	—	—	—	—	3,535,887	—	3,535,887	(103,794)		—	21,129,021
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	88,027		—	213,403
Currency translation adjustment	—	—	—	—	—	—	—	13,677	13,677	—		—	9,779
Balance at April 30, 2018	3,790	4	1,068,100	$1,068	$2,168,951	$368,409,627	$(424,278,284)	$792,929	$(52,905,705)	$(5,618,323)	$		(58,524,028)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statement.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(5,755,312)	$21,129,021
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	550,285	17,514
Impairment of long-lived assets	99,519	—
Impairment of goodwill	—	—
Stock compensation expense	1,530,312	—
Changes in fair value of contingent purchase consideration	(15,147,591)	(23,350,122)
Amortization of debt discount	1,128,613	—
Non-cash interest expense from issuance on debt (derivative)	959,974	—
Change in fair value of derivative liabilities - convertible notes	(1,034,180)	—
Change in fair value of derivative liabilities - convertible warrants	(95,986)	—
Change in fair value of derivative liabilities - downside protection	570,112	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	735,317	—
Inventory	1,239,411	(2,011)
Accounts payable and accrued expenses	7,108,042	673,282
Accrued interest on notes receivable	(38,401)	—
Other current assets	106,160	(139,848)
Other assets, net	(21,597)	—
Other current liabilities	4,702	—
Other noncurrent liabilities	2,233	—
Net cash used in operating activities	(8,058,387)	(1,672,164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(285,670)	(8,553)
Purchase of intangible assets	(26,487)	—
Disposal of property and equipment	252,012	—
Disposal of intangible assets	62,091	—
Cash received in acquisition of a business, net of cash paid (Note 9)	2,280,425	—
Net cash provided by (used in) investing activities	2,282,371	(8,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	(3,305)	145,803
Payment of notes payable	(27,248)	—
Proceeds from note payable	5,929,910	—
Investment in subsidiary by noncontrolling interest	228,789	213,403
Net cash provided by financing activities	6,128,146	359,206

Effects of currency translation on cash and cash equivalents	9,342	9,779

Net increase (decrease) in cash and cash equivalents	361,472	(1,311,732)

Cash and cash equivalents, beginning of period	1,046,365	2,879,165

Cash and cash equivalents, end of period	$1,407,837	$1,567,433

Supplemental Disclosure of Cash Flow Information
Antigen dividend	$—	$320,000
Conversion of HDS debt and issuance of call option (Note 9)	$14,056,113	$—
Acquisition of Veneto through issuance of debt (Note 9)	$—	$—
Acquisition of Regentys through issuance of debt (Note 9)	$—	$—
Acquisition of Olaregen through issuance of debt (Note 9)	$—	$—

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

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in NuGenerex Diagnostics LLC “NGDx,” formerly known as Hema Diagnostic Systems, LLC, a Florida limited liability company established in December 2000 to market and distribute rapid test devices including infectious diseases. Since 2002, NGDx has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases. Subsequently, on December 1, 2018, the Company exercised its call option and closed the acquisition of the remaining 49% interest in NGDx to become a wholly owned subsidiary of the Company.

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

On March 28, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the payment of the obligation that in satisfaction of all obligations the Company would cause to be delivered 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary, common stock of Antigen Express, Inc. The Company and the Veneto Members further agreed to certain downside protection between $2.50 per share and $1.50 per share subject to terms and conditions contained in the agreement.

As a result of the Amended Agreement entered into on March 28, 2019 (“the Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the Promissory Note referenced in Note 9, the Company was evaluated for downside protection associated with the 8,400,000 issued shares in lieu of cash payments against the Promissory Note. Based on the valuation as of the date of agreement on March 28, 2019, an allocation of $6,424,338 was allocated to derivative liability for downside protection. As of April 30, 2019, the downside protection had a market change of $570,112 and held a value of $6,994,450.

In March 2019, the Company changed its business model to no longer utilize their existing pharmacies. This shift resulted in breaking their existing lease agreements with their pharmacies which resulted in a liability of $606,296 as of April 30, 2019 and disposing the majority of applicable leasehold improvements, reduction of employees and no longer holding and selling inventory. Going forward Veneto will conduct business exclusively through their management services organization and by entering into more ancillary provider service agreements with third party pharmacies as an effort to reduce fixed costs and salaries. This was made practicable due to the decrease in overall script volume coupled with delays in the Company being able to receive operating licenses from various government agencies.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $413 million and a working capital deficiency of approximately $25 million at April 30, 2019. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Note 2 – Summary of Significant Accounting Policies:

Revenue Recognition— It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation.

Revenue from the pharmacy services is recognized when the prescription is dispensed (picked up by the patient or shipped to the patient using common carrier or delivered by the pharmacies own personnel). At the time of dispensing each pharmacy has a contract with the insurance payor (item (i)); the insurance payor has accepted the claim for reimbursement from the pharmacy (item ii) and informed the pharmacy how much will be paid for the prescription (item (iii)); the insurance payor is now legally obligated to make payment on the accepted claim within a given period proscribed by statute (item (iv)); and, the prescription has been taken from the pharmacy inventory, placed into an individually labeled container specific to the patient, and the patient is able to take possession of the prescription (item (v)). Shipment to or pick up by the patient is the first time that all criteria for revenue recognition have been met.

Revenue from the laboratory services is recognized upon the completion of accessions (the requested laboratory test has been performed and the report has been issued to the requesting physician). After the test has been performed and reported, the insurance company and/or patient has an obligation to pay for medically necessary laboratory tests (items (i) and (ii)). Unlike the pharmacy services model, laboratory services are provided prior to insurance company approval; as a result, the seller’s price to buyer is not known until payment is provided (items (iii) and (iv). Based on historical collections, the Company estimates the expected revenues associated with similar tests and recognizes the revenue when testing results have been provided (v).

Revenue from the provision of management services is recognized in accordance with the contractual terms of the relationship (item i); however, the current agreements in place typically specify that a percentage of the gross margin associated with the third-parties’ sales that the Company facilitates is to be remitted (iii), and as such, the revenue is considered earned upon completion of the third parties’ sales of such products (iv). Like pharmacy services described above, revenue is recognized when the prescription is dispensed (picked up by the patient or shipped to the patient using common carrier or delivered by the pharmacies own personnel) (v).

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

In March 2019, the Company changed its business model to no longer utilize their existing pharmacies. This shift resulted in breaking their existing lease agreements with their pharmacies which resulted in a liability of $606,296 as of April 30, 2019 and disposing the majority of applicable leasehold improvements, reduction of employees and no longer holding and selling inventory. Going forward Veneto will conduct business exclusively through their management services organization and by entering into more ancillary provider service agreements with third party pharmacies as an effort to reduce fixed costs and salaries. This was made practicable due to the decrease in overall script volume coupled with delays in the Company being able to receive operating licenses from various government agencies.

Cost of Goods Sold—Costs and directly related expenses to sell the Company’s products and services are recorded as cost of goods sold when the related revenue is recognized. The Company records shipping and handling costs related to delivery of products to customers within cost of goods sold.

Income Taxes— Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At April 30, 2019 and July 31, 2018, the Company had a full valuation allowance equal to the amount of the net deferred tax asset. As a result of the acquisition of Regentys and Olaregen, the purchase price allocation attributed to deferred tax liability in the amount of $889,782 and $1,040,173, respectfully. The Company did not offset the deferred tax liabilities since the Company acquired less than the 80% of both Regentys and Olaregen preventing the Company to consolidate its income tax returns with Regentys and Olaregen for tax purposes. Therefore, the deferred tax liabilities will be reported separately until such time that the Company determines otherwise.

Inventories—Inventories, which consist of both raw materials and finished goods, is valued at the lower of cost, determined by the first-in, first-out method, or market value. Inventory costs are comprised primarily of product, labor, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the nine months ending April 30, 2019, the Company had a write down of inventory for $645,351 related to obsolescence which is classified as cost of goods sold.

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

Leasehold improvements	The shorter of the expected useful life of the improvement or the lease term

Computers and technological assets	3-5 years
Machinery and equipment	3-5 years
Furniture and fixtures	3-7 years

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

Derivative Financial Instruments

As a result of the early adoption of ASU 2017-11 in the second quarter of the fiscal year ended April 30, 2019, the Company has no derivative financials instruments with down round features classified as a liability at April 30, 2019.

Adoption of New Accounting Standards

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

•	ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”
•	ASC 815-40 (formerly SFAS No. 133 “Accounting for derivative instruments and hedging activities”), requires that embedded derivative instruments be bifurcated and assessed, along with free-standing derivative instruments such as warrants, on their issuance date and in accordance with ASC 815-40-15 (formerly EITF-00-19 “Accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock”) to determine whether they should be considered a derivative liability and measured at their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option pricing formula and present value pricing. At April 30, 2019, the Company adjusted its derivative liability to its fair value, and reflected the change in fair value, in its condensed interim consolidated statement of operations and comprehensive loss.
•	ASU 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).”
•	ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing.”
•	ASU 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF (Emerging Issue Task Force) Meeting.”
•	ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.”
•	ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.”
•	ASU 2018-07, “Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.”
•	ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840) and Leases (Topic 842). Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.”

The standards provide companies with a single model for use in accounting for revenue arising from contracts with customers that supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The guidance was adopted as of August 1, 2018. The Company found that the adoption did not have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

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

Note 3 - Loans from Related Parties

NGDx received substantially all of its funding from a shareholder, who owned 98.9% of NGDx prior to the acquisition of NGDx by the Company. The loan is unsecured, matures on December 31, 2019 and bears interest at 0.75% per annum through January 19, 2017, and bears no interest thereafter. Upon acquisition of NGDx by the Company (see Note 9), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan was subject to a call option (Note 9) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated.

Pursuant to the January 18, 2017 Acquisition, Mr. Berkman, previous owner of NGDx and debt holder, agreed, under certain conditions to transfer the remaining 49% of the NGDx equity to the Company for a consideration of $1.00. On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining NGDx equity interests to the Company, waiving and releasing any conditions to such transfer. NGDx is now a wholly owned subsidiary of the Company. In addition to the assignment of the NGDx interests, Mr. Berkman released these loans in exchange for shares of the Company’s common stock valued at the aggregate of such amount using the closing price for the common stock on November 30, 2018. The closing price was $18.99, resulting in 32,881 shares issuable to Mr. Berkman. This transaction resulted in Mr. Berkman’s advances of $624,404 plus the loan and call option which resulted in additional paid in capital of $13,431,705 which was reclassified to the Company’s stockholders’ equity as an extinguishment of debt for $14,056,109.

Pursuant to the January 7, 2019 acquisition of Regentys Corporation (“Regentys”), the Company assumed $16,505 of loans payable to Regentys shareholders which had a principal balance of $13,200 as of April 30, 2019.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. As of April 30, 2019, the value of the warrants have a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter.

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

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. On January 25, 2019, Generex received a letter from the purchaser’s counsel stating that the Note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the Note. The letter demanded repayment in full. On February 12, 2019, the Purchaser filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Counsel for Generex and Alpha have engaged in settlement discussions.

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. in the District Court of Dallas County, Texas requesting damages of $3,413,000. In connection with the closing of the Veneto acquisition, Compass Bank had a lien on certain assets that were supposed to be transferred into the ownership of NuGenerex, a subsidiary of Generex. Those assets were never transferred due to regulatory impositions. Generex had listed Compass Bank as an intended third party beneficiary to the transaction in relation to the assets liened and Veneto ceased payments upon the loan which the lien generated from. Compass bank filed suit against 6 parties involved in the transaction to collect on the loan, including NuGenerex. NuGenerex’s position is the contract was frustrated by the assets that were liened were never transferred, NuGenerex did not receive any benefit from the agreement, and thus NuGenerex is not responsible to Compass Bank for repayment of a loan on assets not transferred. Generex intends to implead Brooks Houghton for indemnification who was retained to perform due diligence on the transaction.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The company is awaiting service. As of April 30, 2019, the Company has accrued for the full $2,752,235 balance.

With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

Commitments

Lease Agreements

There are rental agreements in effect at Hema Diagnostics Systems, Empire State Pharmacy Inc., Regentys Corporation and Olaregen Therapeutix Inc. which have the following commitments as of April 30, 2019: $44,700 remaining in fiscal year 2019, $82,469 in fiscal year 2020 and $9,403 in fiscal year 2021.

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

The weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, was 16,016,231 for the three and nine months ended April 30, 2019.

	Three Months Ended April 30,	Three Months Ended April 30,
	2019	2018
Weighted average number of common shares outstanding - Basic	60,362,163	22,430,100
Potentially dilutive common stock equivalents	—	32,016,936
Weighted average number of common and equivalent shares outstanding-Diluted	60,362,163	54.447,036

	Nine Months Ended April 30,	Nine Months Ended April 30,
	2019	2018
Weighted average number of common shares outstanding - Basic	44,203,218	22,430,100
Potentially dilutive common stock equivalents	—	32,016,936
Weighted average number of common and equivalent shares outstanding-Diluted	44,,203,218	54.447,036

Note 6 - Stockholders’ Equity:

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

On January 18, 2017, the Company issued 1,117,431 shares of common stock for the acquisition of 51% of NGDx and is obligated to issue 4,830,000 shares of common stock upon the conclusion of the Company’s reverse stock split. On October 26, 2018, 4,830,000 shares were issued.

On January 30, 2019, the Company declared a dividend to holders of Generex common shares of its subsidiary Antigen Express, Inc., d/b/a NuGenerex Immuno-Oncology. On February 25, 2019, Generex shareholders received a dividend of one share of Antigen Express, Inc. for every four shares of Generex common stock which amounted to an issuance of 15,076,849 shares, representing approximately 3.77% ownership of Antigen. The fair value of the shares issued amounted to $1,070,456 and was recorded as a dividend with a corresponding increases to noncontrolling interest.

During the nine months ended April 30, 2019, 1,238,517 shares of common stock payable were issued. As of April 30, 2019, 349,545 shares remain to be issued resulting in common stock payable $201,294.

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

Non-controlling Interest

Mr. Berkman agreed, under certain conditions to transfer the remaining 49% of the NGDx equity to the Company for a consideration of $1.00. On December 1, 2018, the Company and Mr. Berkman entered into an Agreement, Assignment and Release, pursuant to which Mr. Berkman transferred the remaining NGDx equity interests to the Company, waiving and releasing any conditions to such transfer. As of December 1, 2018, NGDx is a wholly owned subsidiary of the Company. During the nine months ended in April 30, 2019, there was a net loss attributable to the non-controlling interest (49%) in NGDx of $122,692 and contributions made of $133,679. As of April 30, 2019, and July 31, 2018, the non-controlling interest in NGDx was $0 and $5,576,272, respectively.

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of April 30, 2019, Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

Pursuant to the Company’s acquisition of Olaregen on January 7, 2019 to acquire a 51% interest, the Company was issued 3,282,632 shares of Olaregen common stock. As of April 30, 2019, Olaregen had a total of 5,648,819 shares of common stock and 592,683 Series A voting preferred stock for a total of 6,241,502 total voting shares outstanding. As such, there are 2,958,870 of shares that belong to non-controlling interest shareholders which represents a 47.41% non-controlling interest.

On November 1, 2018, the Company completed its second closing of Veneto Holdings, L.L.C. (“Veneto”) which granted the Company Rapport Services, LLC (“Rapport”) through the ownership of the units of Class B membership interests providing control of Rapport as only the Class B Member is entitled to elect the nominees to the Board of Managers, which constitute a one percent (1%) ownership in Rapport. The remaining interests represent a 99% non-controlling interest.

Note 7 – Redeemable Non-Controlling Interest:

Pursuant to the Company’s acquisition of 51% of the outstanding capital stock of Regentys, Regentys had authorized 7,500,000 shares of redeemable Series A Convertible Preferred Stock (“Preferred Stock A”), with a par value of $0.0001 and redemption value of $0.65 per share of which 2,793,192 Preferred Stock A was outstanding as of the date of acquisition and as of April 30, 2019. Preferred Stock may be converted into common stock at the initial conversion ratio of 1:1 which ratio shall be adjusted in accordance with stock dividends, splits, combinations and other similar events, including the sale of additional shares of common or preferred stock and the holders of Preferred Stock A are entitled to vote, together with the holders of Regentys common stock, on all matters submitted to stockholders of Regentys for a vote. At any time after November 1, 2026, the holders of the Company’s Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their shares for cash at a redemption price equal to its liquidation value. Accordingly, this Preferred Stock A was valued to be $4,073,898 at the time of acquisition of Regentys and reclassified as Redeemable Non-Controlling Interest outside of stockholders’ deficit on the condensed interim consolidated balance sheets.

Note 8 - Stock-Based Compensation:

Stock Option Plans

As of April 30, 2019, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan) and 1,200,000 shares of common stock reserved for issuance under the 2019 Stock Option Plan (the 2019 Plan). At April 30, 2019, there were 2,823,450, 234,492,875, 1,200,000 shares of common stock reserved for future awards under the 2006 Plan, 2017 Plan and 2019 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

The 2006, 2017 and 2019 Plans (the Plans) are administered by the Board of Directors (the Board). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2018	232,218	$1.46	0.22	380,247
Granted	6,650,625	0.56
Forfeited or expired	(1,364,168)	(0.37)
Exercised	—	—
Outstanding - April 30, 2019	5,518,675	$0.68	9.15	3,157,178

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on April 30, 2019. The market values as of April 30, 2019 was $1.14 based on the closing bid price for April 30, 2019.

The 5,518,675 outstanding options at April 30, 2019 had a weighted average remaining contractual term of 9.15 years.

There were 2,345,175 vested common stock options under the Plan for the period ended April 30, 2019. The compensation expense was $1,526,609 for the nine months ended April 30, 2019. There was additional compensation expense pertaining to the Regentys acquisition of $3,703 for the nine months ended April 30, 2019 for total compensation expense of $1,530,312. The Company had $1,728,688 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan at April 30, 2019 to be recognized over an average of 2.22 years.

The Company granted 6,650,625 options during the nine months ended April 30, 2019 and none during the year ended July 31, 2018.

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

April 30, 2019
Exercise price	$0.64 – 1.85
Expected term	5 to 10 years
Risk-free interest rate	2.56% - 3.15%
Estimated volatility	135.2% - 222.2%
Expected dividend	—
Stock price at valuation date	$0.64 – $1.85

Note 9 – Acquisitions:

NuGenerex Diagnostics LLC:

On January 18, 2017, the Company acquired a 51% interest in NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems, LLC, pursuant to the Acquisition Agreement. At closing, the Company acquired 4,950 of NGDx’s 10,000 previously outstanding limited liability company units in exchange for 1,117,011 shares of Generex common stock valued at $253,721, plus 420 shares of Generex common stock issued to NGDx in exchange for 300 new limited liability company units. The Acquisition Agreement also provides the Company with a call option to acquire the remaining 49% of NGDx and a retirement of NGDx shareholder loans in the amount of $13,431,706 (including interest) (the “Call Option”) for the aggregate purchase price of $1. On November 30, 2018, the call option was exercised, and the Company acquired the remaining 49% of NGDx.

Following the closing and the completion of Company’s reverse stock split, the Company was required to issue an additional 4,830,000 shares of common stock and issue a warrant to a former shareholder of NGDx to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition. As of April 30, 2019, all warrants relating to this acquisition have been issued which resulted in additional paid in capital of $9,032,435.

Fair Value of the NGDx Assets

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

The net purchase price of NGDx was determined to be as follows:

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

On December 1, 2018, pursuant to the Acquisition Agreement the Company issued the warrant to 15,000,000 additional common shares of Generex to Stephen L. Berkman. The Warrant is exercisable until December 1, 2019 at an exercise price of $2.50 per share. The Warrant contains a provision prohibiting the exercise of the Warrant to the extent that, after exercise, Mr. Berkman would own more than 9.99% of the Company’s common stock. The Warrant was issued pursuant to the January 18, 2017 Acquisition Agreement among the Company, NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems, LLC, Stephen L. Berkman and the other equity owners of NGDx.

Simultaneously, on December 1, 2018, Company exercised the Call Option and acquired the remaining 49% non-controlling interest in NGDx. Accordingly, the fair values of the warrants and call option was updated through the issuance and exercise date and the change in the fair value of the contingent purchase consideration of a loss of $4,397,507 and a gain of $15,147,591 was recorded and included in the condensed interim consolidated statements of operations and comprehensive income for the nine-months ending April 30, 2019. The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration.

The remaining fair value of the call option and the warrant payable remaining at the time of exercise of the call option and issuance of the warrant was charged against additional paid-in capital as an elimination of non-controlling interest for a loss of $6,951,015.

Fair Value Assumptions Used in Accounting for the Warrant

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrant as of April 30, 2019. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

	December 1, 2018	July 31, 2018
Exercise price	2.50	2.50
Time to expiration	3.14 years	3.47 years
Risk-free interest rate	3.01%	2.77%
Estimated volatility	138.61%	143.97%
Dividend	—	—
Stock price at valuation date	$0.9	$0.1

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of nine months ended April 30, 2019. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

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

Since acquisition, Grainland Pharmacy Holdings, LLC ceased to operate. Accordingly, the value allocated to its tangible assets, leasehold improvements and licenses acquired for $99,519 was charged to impairment of long-lived assets.

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

The aggregate purchase price for the Assets is $35,000,000 including the Promissory Note. At the Second Closing, the Company will pay the principal of the Promissory Note plus interest to Veneto, (i) $9,000,000 will be paid by the Company into a trust or other fiduciary account acceptable to Veneto to be used exclusively for satisfaction of certain contingent liabilities of Veneto and subsidiaries of Veneto not being acquired by the Company, (ii) $3,000,000 will be paid by the Company into an escrow account to secure potential obligations of Veneto in respect of the Second Closing date working capital and under the indemnification provisions of the Agreement and (iii) the balance will be payable directly to Veneto in cash.

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

There was $62,500 of accrued interest on the first closing $15,000,000 note and an additional $1,716,129 of accrued interest on the second closing $35,000,000 promissory note for a total of $1,778,629 accrued interest through March 28, 2019 when the Company entered into an Amendment Agreement (the “Amendment”).

On March 28, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the payment of the obligation that in satisfaction of all obligations the Company would cause to be delivered 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary, common stock of Antigen Express, Inc. The Company and the Veneto Members further agreed to certain downside protection between $2.50 per share and $1.50 per share subject to terms and conditions contained in the agreement.

As a result of the Amended Agreement entered into on March 28, 2019 (“the Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the Promissory Note, the Company was evaluated for downside protection associated with the 8,400,000 issued shares in lieu of cash payments against the Promissory Note. Based on the valuation as of the date of agreement on March 28, 2019, an allocation of $6,424,338 was allocated to derivative liability for downside protection. As of April 30, 2019, the downside protection had a market change of $570,112 and held a value of $6,994,450.

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

The following table summarizes the allocation of the revalued purchase price as of the Veneto acquisition as of the First Closing and the Second Closing during the quarter ending April 30, 2019:

	“First Closing” completed on October 3, 2018	“Second Closing” completed on November 1, 2018	Total
Cash and cash equivalents	$2,410,150	$—	$2,410,150
Accounts receivable, net	1,430,638	—	1,490,638
Inventory, net	1,068,856	—	1,068,856
Prepaid expenses	95,804	—	95,804
Property and equipment, net	652,590	—	652,590
Other receivables	1,014,316	—	1,014,316
Notes receivable - LT	1,387,763	—	1,387,763
Other assets, net	25,745	—	25,745
Intangible assets, net	35,603	2,277,000	2,312,603
Total assets acquired	8,181,465	2,277,000	10,458,465
Total current liabilities	2,065,448	—	2,065,448
Notes payable	—	3,403,948	3,403,948
Total liabilities assumed	2,065,448	3,403,948	5,469,396
Net identifiable assets acquired	6,116,017	(1,126,948)	4,989,069
Goodwill			13,585,769
Total consideration tranferred	$—	$—	$18,574,838

The note receivable for $1,387,763 acquired during the first closing of Veneto on October 3, 2018 has since accrued additional interest and holds a balance of $1,426,164 as of April 30, 2019.

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

Goodwill initially represented the excess of the purchase price over the fair market value of net assets acquired. Goodwill for Veneto Acquisition was $8.9 million as of the date of the First Closing and $16.3 million as of the date of the Second Closing. Based on the Amended Agreement (the “Amendment”) entered into on March 28, 2019 referred to above which stipulated that in lieu any cash payments, the Company would deliver shares of the Company’s common stock (the “Generex Shares”). Additionally, in pursuant to ASC 805 and specifically, ASC 805-10-25-14, the Company recognized the change in assets and liabilities as a result of facts and circumstances that existed as of the acquisition date that would have resulted in the recognition of the assets and liabilities with the corresponding decrease of goodwill from $24.2 million to $13.6 million.

During the quarter ending April 30, 2019, the amounts assigned to the identifiable intangible assets, the estimated useful lives, and the estimated amortization expense related to these identifiable intangible assets were revalued as follows:

	Preliminary Fair Value	Average Estimated Life
Developed Software/Technology	$397,000	5
Referral Base	10,000	15
Non-compete agreements	1,870,000	3
	$2,277,000

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys Shares will consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of the date this quarterly report was filed, the Company has paid $650,000 and the remaining balance of $2,800,000 is payable on or before June 30, 2019 per extension in amended agreement.

•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of the date this quarterly report was filed, the Company has not yet paid this installment and the full balance of $2,000,000 is payable on or before June 30, 2019 per extension in amended agreement.

•	$3,000,000 to initiate a first-in-human pilot study on or before September 1, 2019.

•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.

•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

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

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019. On May 22, 2019, the Company and Regentys signed a second extension to extend the due date on or before June 30, 2019. The extensions of the due date have no impact on the existing schedule of future payments or any additional terms within the Note. Regentys has not filed any notice of default as of the date of publication, and Generex continues to provide Regentys with business opportunities continuing the relationship.

Fair Value of the Regentys Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Regentys acquisition:

Preliminary Allocations as of January 7, 2019
Cash and cash equivalents	$61,857
Other current assets	13,138
Property and equipment, net	444
Accounts payable and accrued liabilities	(1,181,375)
Notes payable	(639,009)
Loans from related parties	(16,506)
In-process research & development	3,510,680
Deferred tax liability	(889,782)
Total Fair Value of Assets Acquired	859,447
Consideration:
Note receivable from Generex	14,345,205
Goodwill	$13,485,758

The redeemable non-controlling interest of $4,073,898, representing the Series Stock A, was determined by deducting the total consideration paid of $14,745,205 from the total purchase value totaling $28,689,865 based on a convergence method in an Option Pricing Model using the Regentys capital structure with 12,048,161 newly issued shares of the Regentys common stock representing 51% percent of the issued and outstanding capital stock of Regentys. See Note 7 – Redeemable Non-Controlling Interest.

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen Shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.

•	$800,000 on or before January 31, 2019. As of the date this quarterly report was filed, the Company has paid $438,500 of this installment and remaining balance of $361,500 is payable on or before June 30, 2019 per extension in amended agreement.

•	$3,000,000 on or before April 1, 2019. As of the date this quarterly report was filed, the Company has not yet paid this installment and the full balance of $3,000,000 is payable on or before June 30, 2019 per extension in amended agreement.

•	$1,000,000. On or before May 31, 2019. As of the date this quarterly report was filed, the Company has not yet paid this installment and the full balance of $1,000,000 is payable on or before June 30, 2019 per extension in amended agreement.

•	$6,000,000.00 on or before September 30, 2019.

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

On March 14, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second tranche of Guaranteed Payments amounting to $600,000 on or before April 1, 2019. The Company remitted additional payments of $200,000 on April 30, 2019 and $38,500 on May 17, 2019. On May 22, 2019, the Company and Olaregen amended the agreement to extend the due date of the remaining balance of the second tranche of Guaranteed Payments amounting to $361,500, the full balance of the third tranche amounting to $3,000,000 and the full balance of the fourth tranche amounting to $1,000,000 (total of $4,361,500) on or before June 30, 2019. The extensions of the due date have no impact on the existing schedule of future payments or any additional terms within the Note. Olaregen has not filed any notice of default as of the date of publication, and Generex continues to provide Olaregen with business opportunities continuing the relationship.

In the event Generex does not make any other payments, its share ownership of Olaregen will be proportionately reduced.

Based on the Note, in the event any incremental payment is not paid when due, Olaregen has the option to increase the per share purchase price for all remaining purchased shares to $4.00 per share. Based on $1,400,000 of remitted payments and a Promissory Note balance of $10,400,000 prior to the first extension agreement on March 14, 2019, Olaregen elected the option to proportionally increase the per share purchase price to $4.00 for the remaining 2,899,658 of the total 3,282,632 shares to be acquired. The resulting penalty amounts to an additional $998,633 which has been accrued for the Company to remit to Olaregen pursuant to the acquisition.

Generex has a limited anti-dilution right under the Purchase Agreement, to ensure that Generex will retain 51% ownership in Olaregen for a period of time.

Fair Value of the Olaregen Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Olaregen acquisition:

Preliminary Allocation as of January 7, 2019
Cash and cash equivalents	$608,419
Prepaid expenses	20,488
Inventory	408,501
Other current assets	37,950
Accounts payable	(216,670)
Accrued liabilities	(216,694)
In-process research & development	3,980,000
Non-compete agreement	790,000
Deferred tax liability	(1,040,173)
Total Fair Value of Assets Acquired	$3,844,925
Consideration:
Cash paid prior to the time of closing	400,000
Note receivable from Generex	11,472,663
Goodwill	$8,027,738

The components of the acquired intangible assets were as follows:

	Preliminary Fair Value	Average Estimated Life
In-process research and development	$3,980,000	—
Non-compete agreement	790,000	3
	$4,770,000

Deferred Tax Liability

As a result of the acquisition of Regentys and Olaregen, the purchase price allocation attributed to deferred tax liability was $889,782 and $1,040,173, respectfully. The Company has deferred tax assets of over $64 million with a full allowance equally to the to the amount of the deferred tax asset. Although the Company deferred tax assets are in excess of deferred tax liabilities totaling $1,929,955, the Company cannot offset the deferred tax liabilities against its deferred tax assets since the Company acquired less than the 80% of both Regentys and Olaregen preventing the Company to consolidate its income tax returns with Regentys and Olaregen for tax purposes. Therefore, the deferred tax liabilities will be reported separately until such time that the Company determines otherwise. In addition, the Company acquired approximately 51% of each of Regentys and Olaregen, less than the 80% required to permit the Company to consolidate with Regentys and Olaregen for tax purposes. Therefore, the deferred tax liabilities will be reported separately until such time that the Company determines otherwise.

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the nine months ended April 30, 2019 and 2018 as though the Company acquired Veneto, Olaregen and Regentys (the “Acquired Companies”) on the first day of each fiscal year are set forth below.

	Nine months Ended April 30
	2019	2018
Revenues	$9,434,017	$30,045,595
Cost of revenues	4,151,810	12,011,144
Gross profit	5,282,207	18,034,451
Operating expenses	12,597,408	20,674,120
Operating loss	(7,315,201)	(2,639,669)
Other income (expense)	245,096	(85,809)
Net loss	(7,070,105)	(2,725,478)
Net loss attributable to noncontrolling interests	(1,712,060)	(123,379)
Net loss available to common stockholders	(5,358,045)	(2,602,099)
Comprehensive net loss	$(5,358,045)	$(2,602,099)
Basic and diluted net loss per common share	(0.09)	(0.12)

Note 10 – Inventory

Inventory consists of the following components:

	April 30,	July 31,
	2019	2018
Raw materials	$108,060	$—
Finished goods	141,961	12,075
Total Inventory	$250,021	$12,075

Note 11 – Property and Equipment

Property and equipment, net consisted of the following:

	April 30,	July 31,
	2019	2018
Computers and technological assets	$168,286	$11,365
Machinery and equipment	373,803	—
Furniture and fixtures	76,988	19,879
Leasehold Improvements	47,144	21,501
	666,221	52,745
Less accumulated depreciation	(109,945)	(21,209)
	$556,276	$31,536

Depreciation expense related to property and equipment for the nine months ended April 30, 2019 and April 30, 2018 was $150,744 and $15,016, respectively.

For the nine months ended April 30, 2019, the Company had $252,012 of disposals and $11,208 of impairment of long-lived assets. The $252,012 of disposals pertains to Veneto and was mostly the result of their shift in business operations during March 2019 described in Notes 1 and 2. The $11,208 impairment of long-lived assets pertains to Grainland Pharmacies Holdings, LLC which ceased to operate – see Note 9.

Note 12 – Goodwill and Intangible Assets

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2018 and nine-month period ended April 30, 2019, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2018	$3,187,757	$—	$3,187,757
Acquisition of Veneto (revaluation)	15,898,371	13,585,769	2,312,602
Purchase of intangible assets	26,488	—	26,488
Disposal of intangible assets	(62,091)	—	(62,091)
Acquisition of Regentys	16,996,438	13,485,758	3,510,680
Acquisition of Olaregen	12,797,737	8,027,737	4,770,000
Close of Grainland Pharmacy	(88,311)	—	(88,311)
Amortization of Veneto developed software/technology	(39,700)	—	(39,700)
Amortization of Veneto referral base (initial valuation)	(333)	—	(333)
Amortization of Veneto non-compete agreement (initial valuation)	(311,667)	—	(311,667)
Amortization of Olaregen non-compete agreement	(81,525)	—	(81,525)
Balance as of April 30, 2019	$48,323,164	$35,099,264	$13,223,900

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for NGDx was $13.4 million as of the date of the acquisition. When the acquisition transaction closed in January 2017, NGDx was a development-stage entity and its liabilities exceeded the aggregate value of its assets. Utilizing discounted cash flow (DCF) valuation methodology, Generex determined that NGDx has forecasted losses throughout the reasonably foreseeable future with a nominal terminal value. In addition, there was a high degree of uncertainty as to the future cash flows of NGDx. Therefore, the Company concluded that the implied goodwill arising out of the acquisition was zero and should be properly characterized as fully impaired as of July 31, 2018.

Goodwill for Veneto was $8,883,982 during first closing and $16,293,948 during the second closing for total goodwill of $25,177,930 pertaining to the acquisition. Based on the Amended Agreement (the “Amendment”) entered into on March 28, 2019 which stipulated that in lieu any cash payments, the Company would deliver shares of the Company’s common stock (the “Generex Shares”), the goodwill was revalued. Refer to Note 9 for additional details of the Amendment. Based on the updated analysis valuation, Veneto goodwill was deemed to have been $13,538,629 as of April 30, 2019.

Note 13 – Notes Payable

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $147,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount. The effective interest is 27.5%.

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

On January 24, 2019, Generex entered into Securities Purchase Agreements with three investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $2,110,000. The purchase price of the Notes was $2,010,000 and the remaining $100,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 120,570 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes (Note 14) resulting in full discount of the Notes.

On February 4, 2019, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum (the “Note”) in the principal amount of $750,000. The purchase price of the Note was $712,500 and the remaining $37,500 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investor warrants to purchase up to an aggregate 45,000 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes (Note 14) resulting in full discount of the Notes.

On February 15, 2019, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum (the “Note”) in the principal amount of $750,000. The purchase price of the Note was $712,500 and the remaining $37,500 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investor warrants to purchase up to an aggregate 57,143 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes (Note 14) resulting in full discount of the Notes.

On April 8, 2019, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum (the “Note”) in the principal amount of $530,000. The purchase price of the Note was $505,500 and the remaining $25,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investor warrants to purchase up to an aggregate 92,842 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes (Note 14) resulting in full discount of the Notes.

On April 23, 2019, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum (the “Note”) in the principal amount of $530,000. The purchase price of the Note was $505,500 and the remaining $25,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreements, the Company also sold to the Investor warrants to purchase up to an aggregate 84,126 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes (Note 14) resulting in full discount of the Notes.

For the three months ended April 30, 2019, the Company issued 279,111 warrants to investors of convertible notes disclosed above. For the nine months ended April 30, 2019, the Company issued 15,483,681 warrants which consisted of 399,681 issued to investors of convertible notes disclosed above, 15,000,000 issued to a former shareholder of NGDx upon acquisition of the remaining 49% interest of the entity (Note 9) and 84,000 issued to AEXG in connection with an arbitrator’s award (Note 4). With the exception of the 84,000 warrants issued to AEXG, all other granted warrants vested immediately upon issuance.

Pursuant to its wholly owned subsidiary NuGenerex, the Company completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note. Refer to Note 9 for details.

Pursuant to the second closing of the acquisition of certain operating assets of Veneto Holdings, L.L.C. and its affiliates, Generex’s wholly owned subsidiary agreed to assume outstanding debt of Veneto subsidiaries to Compass Bank, including obligations under a term loan and a revolving line of credit. Claiming three separate types of default, Compass Bank has demanded payment in full of amounts due under the term loan and revolving line of credit, in an aggregate amount of approximately $3,404,000. Generex believes it has defenses to such demand, including that the bank was not an intended beneficiary of the subsidiary’s agreement to assume the debt.

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively holds a principal plus discount balance of $611,761 and has accrued interest of $12,899 as of April 30, 2019.

Note 14 – Derivative Liability

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

Based on the various convertible notes described in Note 13, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of April 30, 2019:

Note	Date of Issuance	Convertible Note Balance	Derivative Liability on Convertible Notes	Derivative Liability on Warrants	Change in FV of Derivative Liability
A	January 24, 2019	$2,110,000	$1,757,644	$56,707	$874,184
B	February 4, 2019	750,000	618,349	3,660	192,037
C	February 15, 2019	750,000	571,659	48,586	52,437
D	April 8, 2019	530,000	496,701	77,992	4,001
E	April 23, 2019	530,000	493,160	70,533	7,508
	Totals	$4,670,000	$3,937,513	$257,478	$1,130,167

Note A

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

Note B

Subject to certain ownership limitations, the Note will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	Average price for the ten days prior to closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

Note C

Subject to certain ownership limitations, the Note will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	$2.50 per share; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to the date a notice of conversion is received.

Note D

Subject to certain ownership limitations, the Note will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to (and including) the date a notice of conversion is received.

Note E

Subject to certain ownership limitations, the Note will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to (and including) the date a notice of conversion is received.

As a result of the Amended Agreement entered into on March 28, 2019 (“the Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the Promissory Note referenced in Note 9, the Company was evaluated for Veneto Downside Protection associated with the 8,400,000 issued shares in lieu of cash payments against the Promissory Note. Based on the valuation as of the date of agreement on March 28, 2019, an allocation of $6,424,338 was allocated to derivative liability for downside protection. As of April 30, 2019, the downside protection had a market change of $570,112 and held a value of $6,994,450.

Note 15 – Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax gain or (loss) arising from domestic operations (United States) were $(5,415,726) and $35,948,698 for the nine months ended April 30, 2019 and the year ended July 31, 2018, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(339,586) and $(150,394) for the nine months ended April 30, 2019 and the year ended July 31, 2018, respectively.

As of April 30, 2019, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $215 million, of which $200 million will expire in 2019 through 2037, and $14.8 million will not expire. The non-expiring portion is limited to 80% of the current year taxable income of the respective entity. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $36.4 million, which expire in 2024 through 2039. Antigen Express, Inc. has NOL carryforwards of approximately $36.7 million, of which $35.1 will expire in 2019 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.1 million, of which $3.5 million will expire in 2033 through 2038. Olaregen Therapeutics, Inc. has NOL carryforwards of $1.6 million which will not expired. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of April 30, 2019, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of over $67 million with a full allowance equally to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. As referenced in Note 9, the acquisition of Regentys and Olaregen resulted in the purchase price allocation attributed to deferred tax liability was $889,782 and $1,040,173, respectfully. Although the Company deferred tax assets are in excess of deferred tax liabilities totaling $1,929,955, the Company cannot offset the deferred tax liabilities against its deferred tax assets since the Company acquired less than the 80% of both Regentys and Olaregen preventing the Company to consolidate its income tax returns with Regentys and Olaregen for tax purposes. Therefore, the deferred tax liabilities will be reported separately until such time that the Company determines otherwise.

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

On May 10, 2019, 4,000,000 shares of Generex common stock was transferred out of the Friends of Generex Biotechnology Investment Trust (the “Trust”) in consideration of 592,683 Series A voting preferred of Olaregen held by an existing shareholder in Olaregen. A $2,000,000 promissory note from Genrex to the existing shareholder in Olaregen remains outstanding. The 592,683 represents approximately 10% voting control of Olaregen. The $2,000,000 was extended to have a maturity date of August 1, 2019. Subsequent to this transaction, there are 2,366,187 Olaregen shares that belong to non-controlling interest shareholders which represents a 37.9% non-controlling interest.

On May 10, 2019, the Trust transferred 400,000 shares of Generex common stock to an investor to to satisfy a $1,000,000 obligation.

On May 22, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second payment and the full balance of the third and fourth guaranteed payments amounting to $4,361,500 on or before June 30, 2019.

On May 22, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of and the full balance of the second guaranteed payments amounting to $4,800,000 on or before June 30, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the nine-month periods ended April 30, 2019 and 2018. We engaged in certain acquisition transactions during the nine months ended April 30, 2019 as follows:

•	Effective October 3, 2018, we purchased certain assets of Veneto Holdings, L.L.C. (“Veneto”), and its subsidiaries (the “First Closing Assets”). We acquired additional assets of Veneto effective November 1, 2018 (the “Second Closing Assets” and together with the First Closing Assets, the “Acquired Veneto Assets.”). Our balance sheet at April 30, 2019 includes our interest in the Acquired Veneto Assets, the obligations issued in connection with the purchase of the Acquired Veneto Assets. Our interest in the results of operations of the First Closing Assets since October 3, 2018 and the Second Closing Assets since November 1, 2018 is included in our Condensed Interim Consolidated Statement of Operations and Comprehensive Loss for the quarter ended April 30, 2019.
•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Regentys Corporation. (“Regentys”). Our balance sheet at April 30, 2019 includes our interest in Regentys and our interest in the results of operations of Regentys for the period January 7, 2019 through April 30, 2019 is included in our Condensed Interim Consolidated Statement of Operations and Comprehensive Loss for the nine months ended April 30, 2019.
•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Olaregen Therapeutix Inc. (“Olaregen”). Our balance sheet at January 31, 2019 includes our interest in Olaregen and our interest in the results of operations of Olaregen for the period January 7, 2019 through April 30, 2019 is included in our Condensed Interim Consolidated Statement of Operations and Comprehensive Loss for the nine months ended April 30, 2019.

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2018, as amended, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2019.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2019 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results of our historical business are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2018, as amended. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

Preliminary Note

On January 17, 2017, we acquired a 51% interest in NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems. On December 1, 2018, we acquired the remaining equity of NGDx, and NGDx became a wholly owned subsidiary. We intend to focus resources on NGDx’ business as well as other potential acquisition candidates going forward, but do not intend to discontinue our pre-Acquisition activities.

We intend to focus resources on NGDx’s business, and on the businesses of Regentys, Olaregen and the MSAO business acquired from Veneto, as well as additional acquisition targets, but do not intend to discontinue our historical activities. However, we will not pursue our historical business if we do not receive substantial financing for that purpose. Olaregen is launching an FDA 5 a wound healing product.

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

On March 28, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) entered into restructuring the payment of the New Note that provided in lieu of any cash payments, the Company would delivery 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s common stock of the Company’s subsidiary, Antigen Express, Inc.

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

On January 7, 2019, we acquired a majority interest in Regentys Corporation for an aggregate of $15,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. $650,000 principal was paid against the note as of April 30, 2019 in addition to the $400,000 initial payment. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. $1,200,000 principal was paid against the note as of April 30, 2019 and an additional $38,500 was paid subsequently for a total aggregate of $1,238,500 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

Overview of Business

NGDx Diagnostic Products.

Our majority owned subsidiary, NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems, is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. We manufacture and sell rapid diagnostic devices based upon our own proprietary EXPRESS platforms as well as cassette devices based on customary designs used generally in the industry.

Since its founding, NGDx has been developing and continues to develop an expanding line of Rapid Diagnostic Tests (RDTs) including those for the following infectious diseases such as Human Immunodeficiency Virus (HIV) – ½ w/p24Ab, tuberculosis-XT, malaria, hepatitis, syphilis, typhoid, dengue and other infectious diseases.

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

Each RDT incorporates an accurate test strip that has been striped with specific antigens or antibodies combined in a proprietary cocktail and then incorporated into an easy-to-use and user-friendly delivery system. The NGDx delivery systems include our standard “cassette” design, our patented “Express” housing device as well as our new “Express II”.

Each system delivers its own advantages which enhance the use, application and performance of each diagnostic. This ease of use in the Express delivery systems ensure that our RDTs perform efficiently and effectively providing the most accurate and repeatable test results available while, at the same time, minimizing the transference of a potentially infected blood sample.

The Company maintains a Federal Drug Administration (FDA) registered facility in Miramar, Florida and is certified under both ISO9001 and ISO13485 for the Design, Development, Production and Distribution of the in-vitro devices. Approval of our HIV rapid test has been issued by the United States Agency for International Development (USAID). Additionally, some of our products qualified for and carry the European Union “CE” Mark, which allow us to enter into CE Member countries subject to individual country requirements. Currently, we have two malaria rapid tests approved under World Health Organization (WHO) guidelines. Our NGDx products have also received registrations and approvals issued by other foreign governments. NGDx is currently in the planning phase for entering into the newly announced, WHO “Pre-Qualified Approval” process for other NGDx tests. This process allows expedited approval of rapid tests, reducing the current 24-30 month process down to approximately 6-9 months. WHO approval is necessary for our products to be used in those countries which rely upon the expertise of the WHO, as well as for NGO funding for the purchase of diagnostic products.

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

Generex Historical Business

We have historically engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations. On January 18, 2017, we acquired a majority of the equity interests in NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems, LLC. On December 1, 2018, we acquired the remainder of the NGDx equity interests for nominal consideration provided that the Generex stock and warrants issued to the NGDx equity owners in connection with the initial acquisition have a specified value and we have registered for resale the Company’s shares issued to the NGDx equity owners. NGDx is in the business of developing, manufacturing, and distributing of in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. NGDx manufactures and sells rapid diagnostic devices based upon our own proprietary EXPRESS technology as well as cassette devices based on customary designs used generally in the industry. We intend to focus on NGDx’s business and in identifying other areas for expansion, but do not intend to discontinue our pre-Acquisition activities.

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

We operate in three segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. NGDx operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level. Our subsidiary, NuGenerex Distribution Solutions 2, LLC, which acquired the Veneto assets, operates in pharmaceutical services.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™) and Antigen’s peptide immunotherapeutic vaccines.

We did not expend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal quarters ended April 30, 2019 and 2018 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the nine months ended April 30, 2019 and 2018, we paid $342,000 to NSABP for clinical trials for additional research and development relating to Antigen’s peptide immune therapeutic vaccines and related technologies due to our lack of cash. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the nine months April 30, 2019 and 2018, NGDx expended $443,504 and $380,781 on research and development relating to its rapid diagnostic tests. NGDx expects to expend resources on its rapid diagnostic test during the remainder fiscal year ending July 31, 2019.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies net operating losses attributed to NGDx, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

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

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets

Inventory. Inventories, which consist of both raw materials and finished goods, is valued at the lower of cost, determined by the first-in, first-out method, or market value. Inventory costs are comprised primarily of product, labor, freight and duty. The Company writes down inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. For the nine months ending April 30, 2019, the Company had a write down of inventory for $645,351 related to obsolescence which is classified as cost of goods sold.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of April 30, 2019 and July 31, 2018, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended April 30, 2019 compared to three months ended April 30, 2018

We had a net loss for the three months ended April 30, 2019 of $11,153,308 and income of $3,432,093 in the corresponding three months of the prior fiscal year. The net loss for the three months ended April 30, 2019 was caused primarily by general and administrative expenses which was $8,656,877 which represented a $7,972,487 increase compared to the three months of the prior fiscal year which had a balance of $684,390. The income for the three months of the prior fiscal year was caused primarily by the change in fair value of contingent purchase consideration which was $4,573,493 compared to the three months ended April 30, 2019 which had a balance of $0.

Of the $7,972,487 increase in general and administrative expenses in the quarter ended April 30, 2019 versus the comparative previous fiscal quarter, $3,006,813 was due to the acquisitions of Veneto, Regentys and Olaregen which had not yet been acquired in the previous fiscal year. The increase in general and administrative expenses is also attributed to an increase of $3,103,120 in professional services which is mostly comprised of legal fees due to the newly acquired entities. Due diligence fees alone accounted for $2,752,235 of these fees.

The change in fair value of contingent purchase consideration in the three months ended April 30, 2019 was $0 compared to the previous year’s fiscal three months of $4,573,493 due to the change in fair value of the warrant and Call Option related to purchasing the remaining interest of NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems, LLC. The Call Option was exercised November 30, 2018.

Our interest expense in the three months ended April 30, 2019 was $2,328,703 compared to the previous year’s fiscal three months of $149,590 which is due to the increase of debt during the current fiscal year as the Company has entered into various new promissory notes during the current fiscal year.

Nine months ended April 30, 2019 compared to nine months ended April 30, 2018

We had a net loss for the nine months ended April 30, 2019 of $5,755,312 and income of $21,129,021 in the corresponding nine months of the prior fiscal year. The net loss for the nine months ended April 30, 2019 was caused primairy by general and administrative expenses which was $17,428,182 which represented a $15,627,742 increase compared to the nine months of the prior fiscal year which had a balance of $1,800,440. The income for the nine months of the prior fiscal year was caused primarily by the change in fair value of contingent purchase consideration which was $23,350,122 which represented an $8,202,531 increase compared to the nine months ended April 30, 2019 which had a balance of $15,147,591.

Of the $15,627,742 increase in general and administrative expenses in the nine months ended April 30, 2019 versus the comparative previous fiscal quarter, $8,211,184 was due to the acquisitions of Veneto, Regentys and Olaregen which had not yet been acquired in the previous fiscal year. The increase in general and administrative expenses is also attributed to an increase of $3,701,982 in professional services which is mostly comprised of legal fees due to the newly acquired entities. Due diligence fees alone accounted for $2,752,235 of these fees.

The change in fair value of contingent purchase consideration in the nine months ended April 30, 2019 was $15,147,591 compared to the previous year’s fiscal three months of $23,350,122 due to the change in fair value of the warrant and Call Option related to purchasing the remaining interest of NuGenerex Diagnostics LLC (“NGDx”), formerly Hema Diagnostic Systems, LLC. The Call Option was exercised November 30, 2018.

Our interest expense in the nine months ended April 30, 2019 was $4,591,639 compared to the previous year’s fiscal nine months of $426,780 which is due to the increase of debt during the current fiscal year as the Company has entered into various new promissory notes.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock, securities convertible into our common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities. NGDx will require additional funds to support its working capital requirements and any development or other activities or will need to curtail its research and development and other planned activities or suspend operations. NGDx will no longer be able to rely on its former primary owner for necessary financing. Going forward, NGDx will rely on Generex financing activities to fund NGDx operations, development and other activities.

Our April 30, 2019 cash position was not sufficient for 12 months of operations. Anticipated revenues associated with the Veneto acquisition are expected to alter the cash flow landscape.

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

Financing – October 2018

Investor Note Secured by CEO’s Stock

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $147,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount.

Joseph Moscato, the Company’s President & Chief Executive Officer, has guaranteed the Company’s obligations under the Note. In addition, Mr. Moscato has pledged as collateral for the guaranty 156,400 shares of the Company’s common stock.

The Note provided it would become due and payable prior to maturity if the Company’s common stock is not listed for trading on a NASDAQ market on or before ninety (90) days after the date of the Note. The listing has not occurred. In January 2019, the Note holder demanded repayment on this basis and in March 2019, filed suit to recover the principal amount of the Note plus interest. The Company has filed its response.

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

January – April 2019 Convertible Note Transactions

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

Between February 4 and February 18, 2019, the Company issued two Notes with a combined aggregate principal amount of $1,500,000. Pursuant to the Securities Purchase Agreements, the Company also sold to the investors warrants to purchase up to an aggregate 102,143 shares of common stock.

Between April 8 and April 23, 2019, the Company issued two Notes with a combined aggregate principal amount of $1,060,000. Pursuant to the Securities Purchase Agreements, the Company also sold to the investors warrants to purchase up to an aggregate 176,968 shares of common stock

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as the lesser of:

•	A price determined as of the date of closing; and
•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

Cash Flows for the Nine Months ended April 30, 2019

For the fiscal quarter ended April 30, 2019, we used $8,058,387 in cash to fund our operating activities. The use for operating activities included a net loss of $5,755,312, changes in fair value of contingent purchase consideration of $15,147,591, changes in fair value of derivative liabilities - convertible notes of $1,034,180 and change in derivative liabilities – warrants of $95,986. Changes to working capital included an increase of $6,663,603 related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $550,285 related to depreciation and amortization, $1,530,312 related to the issuance of stock options as compensation, $99,519 impairment of long-lived assets, $1,128,613 amortization of debt discount, $959,974 non-cash interest expense from issuance on debt (derivative) and $570,112 change in fair value of downside protection.

In the nine months ended April 30, 2019, we had net cash used in investing activities of $2,282,371 primarily relating to cash received in the acquisition of Veneto.

We had cash provided by financing activities in the nine months ended April 30, 2019 of $6,128,146, most of which pertained to proceeds from investors of $5,929,910.

Our net working capital April 30, 2019 declined to negative $25,160,088 from negative $24,040,769 at July 31, 2018, which was attributed primarily to an increase in accounts payable and accrued expenses as well as notes payable.

Funding Requirements and Commitments

In addition to our commitments under the financings described above, we have the following obligations:

Veneto Acquisition Related Debt

On November 1, 2018, in connection with the completion of the acquisition of the pharmacy, management service organization and other assets of Veneto, the Company’s subsidiary, NuGenerex Distribution Solutions 2, LLC (“NuGenerex”), issued Veneto a promissory note in the principal amount of $35,000,000. The note calls for payment in full on or before January 15, 2019 with interest at an annual rate of 12% on the $30,000,000 portion of the new note representing the purchase price of the assets. The note is guaranteed by Generex and Joseph Moscato and secured by a first priority security interest in all of Generex’s assets. Mr. Moscato’s guaranty is limited to the principal amount of $15,000,000.

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

On March 28, 2019, the Company entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the payment of the New Note that provided in lieu of any cash payments, the Company would deliver 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary, common stock of Antigen Express, Inc. The Company and the Veneto Members established a value of the Company’s common stock related to this conversion of debt at $2.50/share, but upon a final pay date of June 14, 2020 (the “Pay Date”) the Veneto Members will receive additional compensatory shares if following results in a positive number: $2.50 (the “Strike Price") per Generex Shares times the shares issued (8,400,000) minus the Sale Price of the proceeds of sale of any Generex Shares by the Members in the interim (“Sale Price”) times the number of Generex Shares sold (“Shares Sold”) divided by the Spot Price of the price of the common voting shares of the Company’s common stock on the Pay Date (“Spot Price”). Any sale above the Strike Price shall be discarded. The Sale Price shall, for calculation under this agreement shall be no less than $1.50 per share. Any actual proceeds of sale that are less than $1.50 per shares shall be calculated at $1.50 regardless of the actual proceeds of sale. As such, the Veneto Members shall have downside protection from $2.50 to $1.50. The downside protection lapses if the volume weighted average price of the Generex Shares, in any period of 90 consecutive trading days, is over $5 per share.

As a result of the Amended Agreement entered into on March 28, 2019 (“the Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the Promissory Note referenced in Note 9, the Company was evaluated for Veneto Downside Protection associated with the 8,400,000 issued shares in lieu of cash payments against the Promissory Note. Based on the valuation as of the date of agreement on March 28, 2019, an allocation of $6,424,338 was allocated to derivative liability for Veneto Downside Protection. As of April 30, 2019, the downside protection had a market change of $570,112 and held a value of $6,994,450.

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.
•	$800,000 on or before January 31, 2019. As of the date this quarterly report was filed, the Company has paid $438,500 of this installment and remaining balance of $361,500 is payable on or before June 30, 2019 per extension in amended agreement.
•	$3,000,000 on or before February 28, 2019. As of the date this quarterly report was filed, the Company has not paid this installment. As of the date is quarterly report was filed, the Company has not yet paid this installment and the full balance of $3,000,000 is payable on or before June 30, 2019 per extension in amended agreement.
•	$1,000,000 on or before May 31, 2019. As of the date this quarterly report was filed, the Company has not paid this installment. As of the date is quarterly report was filed, the Company has not yet paid this installment and the full balance of $1,000,000 is payable on or before June 30, 2019 per extension in amended agreement.
•	$6,000,000 on or before September 30, 2019.

Generex issued its promissory note in the amount of $11,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Olaregen Shares pursuant to a Pledge and Security Agreement.

On March 14, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $600,000 on or before April 1, 2019. The Company remitted additional payments of $200,000 on April 30, 2019 and $38,500 on May 17, 2019. On May 22, 2019, the Company and Olaregen amended the agreement to extend the due date of the remaining balance of the second tranche of Guaranteed Payments amounting to $361,500, the full balance of the third tranche amounting to $3,000,000 and the full balance of the fourth tranche amounting to $1,000,000 (total balance of $4,361,500) on or before June 30, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Olaregen has not filed any notice of default as of the date of publication, and Generex continues to provide Olaregen with business opportunities continuing the relationship.

In the event Generex does not make any other payments, its share ownership of Olaregen will be proportionately reduced.

Based on the Note, in the event any incremental payment is not paid when due, Olaregen has the option to increase the per share purchase price for all remaining purchased shares to $4.00 per share. Based on $1,400,000 of remitted payments and a Promissory Note balance of $10,400,000 prior to the first extension agreement on March 14, 2019, Olaregen elected the option to proportionally increase the per share purchase price to $4.00 for the remaining 2,899,658 of the total 3,282,632 shares to be acquired. This will result in an additional $998,633 which has been accrued for the Company to remit to Olaregen pursuant to the acquisition. This additional amount will be penalty amounts will be paid out proportionately with future payments. For example, the $361,500 balance of the second tranche, at the original purchase price of $3.65 per share, would have paid for 99,041 Olaregen shares. The Company will now be required to pay 99,041 x $4.00 = 396,164 to complete the second tranche.

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of the date this quarterly report was filed, the Company has paid $650,000 and the remaining balance of $2,800,000 is payable on or before June 30, 2019.
•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of the date this quarterly report was filed, the Company has not yet paid this installment and the full balance of $2,000,000 is payable on or before June 30, 2019 per extension in amended agreement.
•	$3,000,000 to initiate a first-in-human pilot study on or before September 1, 2019.
•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.
•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

The Company issued its promissory note in the amount of $14,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Regentys pursuant to a Pledge and Security Agreement.

On March 14, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the first tranche of Guaranteed Payments amounting to $2,800,000 on or before April 1, 2019. On May 22, 2019, the Company and Regentys signed a second extension to extend the due date on or before June 30, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Regentys has not filed any notice of default as of the date of publication, and Generex continues to provide Regentys with business opportunities continuing the relationship.

If we obtain necessary financing, we expect to expend resources towards additional acquisitions and regulatory approval and commercialization of Generex Oral-lyn™ and further clinical development of our immunotherapeutic vaccines.

In addition to our future funding requirements, commitments and our ability to raise additional capital will depend on factors that include:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company and not required to provide Quantative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of April 30, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. As of April 30, 2019, the value of the warrants have a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter.

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

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. On January 25, 2019, Generex received a letter from the purchaser’s counsel stating that the Note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the Note. The letter demanded repayment in full. On February 12, 2019, the Purchaser filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Counsel for Generex and Alpha have engaged in settlement discussions.

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. in the District Court of Dallas County, Texas requesting damages of $3,413,000. In connection with the closing of the Veneto acquisition, Compass Bank had a lien on certain assets that were supposed to be transferred into the ownership of NuGenerex, a subsidiary of Generex. Those assets were never transferred due to regulatory impositions. Generex had listed Compass Bank as an intended third party beneficiary to the transaction in relation to the assets liened and Veneto ceased payments upon the loan which the lien generated from. Compass bank filed suit against 6 parties involved in the transaction to collect on the loan, including NuGenerex. NuGenerex’s position is the contract was frustrated by the assets that were liened were never transferred, NuGenerex did not receive any benefit from the agreement, and thus NuGenerex is not responsible to Compass Bank for repayment of a loan on assets not transferred. Generex intends to implead Brooks Houghton for indemnification who was retained to perform due diligence on the transaction.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The company is awaiting service. As of April 30, 2019, the Company has accrued for the full $2,752,235 balance.

Item 1A. Risk Factors.

Generex is a smaller reporting company defined by Rule 12b-2 of the Exchange Act and not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Between February 4 and February 18, 2019, the Company issued two Notes with a combined aggregate principal amount of $1,500,000. Pursuant to the Securities Purchase Agreements, the Company also sold to the investors warrants to purchase up to an aggregate 102,143 shares of common stock.

Between April 8 and April 23, 2019, the Company issued two Notes with a combined aggregate principal amount of $1,060,000. Pursuant to the Securities Purchase Agreements, the Company also sold to the investors warrants to purchase up to an aggregate 176,968 shares of common stock

Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as the lesser of:

•	A price determined as of the date of closing; and
•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

The warrants are exercisable for a The conversion price of the Note and the exercise of the warrants will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

The Company is subject to significant cash penalties in the event that the Company fails to timely deliver certificates for shares of common stock issuable upon conversion of Note (“conversion shares”).

The conversion price of the Note will be reduced to a lower percentage of the volume weighted average trading price in the event the Company’s stock ceases to be DTC eligible, there is a DTC “chill,” or the Note cannot be converted into free trading stock within 181 days after issuance of a Note.

The Company has the right to prepay the Note at a premium within 180 days after issuance. If the Note is prepaid within 90 days, he Company will pay 120% of the principal amount; if the Note is prepaid after 90 days but prior to 180 days, the Company will pay 135% of the principal amount.

Each of the Notes was issued with a 5% original issue discount, so that the proceeds from the aggregate $4,670,000 principal amount was $4,436,500, prior to deducting the finders’ fees and the Company’s estimated offering expenses, and excluding the proceeds, if any, from the exercise of the warrants issued.

The Note, warrants, and the shares of common stock underlying the Note and warrants, were offered privately pursuant to Section 4(3) of, and Rule 506 of Regulation D under, the Securities Act of 1933. The Company and the investors have entered into a registration rights agreement pursuant to which the Company has agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of the common stock issuable upon conversion of the Note and exercise of the warrants. The Company has agreed to file the registration statement within 360 days after closing and to use its best efforts to have the registration statement declared effective within 135 days after closing. If these deadlines are not met, the Company will be in default of the Note.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2019.

Item 3. Defaults Upon Senior Securities.

Reference is made to Item 1 - Legal Proceedings, above for a description of claims relating to the Note held by Alpha capital Anstalt.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 56 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 19, 2019	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 19, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)
3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)
3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)
3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)
3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)
4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)
4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).
4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).
4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)
4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)
4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)
4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)
4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).
4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).
4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)
4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)
4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).
4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)
4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).
4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)
4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).
4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).
4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).
4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)
4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).
4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)
10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)
10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.
10.39	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.4056	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.41	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.42	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.43	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.44	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.45	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.46	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.47	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.48	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.49	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.50	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.51	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.52	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.53	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.54	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.55	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.56	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.57	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.58	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.59	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.60	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.61	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.62	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.63	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.64	Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions, LLC effective October 3, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.65	Promissory Note in the amount of $15,000,000 from NuGenerex Distribution Solutions, LLC to Veneto Holdings, LLC (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.66	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.67	Promissory Note in the amount of $35,000,000 from NuGenerex Distribution Solutions 2, LLC to Veneto Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.68	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 22, 2019).
10.69	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on April 4, 2019).
10.70	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.71	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.72	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.73	Amended and Restated Shareholders Agreement of Regentys Corporation (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.74	Management Services Agreement among Regentys Corporation and its officers (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.75	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.76	Promissory Note issued by Generex Biotechnology Corporation to Olaregen incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.77	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.78	Amended and Restated Investor Rights Agreement of Olaregen incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.79	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

56