Form 10-Q
period 2019-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2019-12-16
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of December 13, 2019, the registrant had 47,859,074 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$540,254	$298,485
Accounts receivable, net	154,575	36,311
Inventory, net	727,263	363,008
Other current assets	451,344	275,731
Total current assets	1,873,436	973,535

Property and equipment	531,888	499,993
Goodwill	38,901,126	38,297,573
Intangible assets	10,802,442	9,834,269
Operating lease right-of-use assets - net	97,553	—
Other assets, net	33,804	30,621
TOTAL ASSETS	$52,240,249	$49,635,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$22,447,533	$19,055,822
Notes payable, current	10,163,610	8,368,379
Loans from related parties	72,612	19,700
Operating lease liabilities - current	75,892	—
Deferred tax liability	1,502,122	1,502,122
Total Current Liabilities	34,261,769	28,946,023

Derivative liability	8,797,354	7,820,283
Common stock payable	215,793	1,123,188
Operating lease liabilities - net of current portion	22,048	—
Total Liabilities	43,296,964	37,889,494

Redeemable non-controlling interest (Note 12)	4,073,898	4,073,898

Stockholders’ equity (Note 11)
Common stock, $0.001 par value; authorized 750,000,000 shares; 44,336,023 and 62,290,940 issued and outstanding at October 31, 2019 and July 31, 2019, respectively	44,335	62,290
Additional paid-in capital	417,081,503	408,566,529
Accumulated deficit	(427,853,820)	(418,727,875)
Accumulated other comprehensive income	796,922	797,216
Non-controlling interest	14,800,447	16,974,439
Total Stockholders’ Equity	4,869,387	7,672,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,240,249	$49,635,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2019	2018
Revenue	$721,661	$1,719,148

Cost of Goods Sold	133,618	870,621

Gross Profit	588,043	848,527

Operating expenses
Research and development	338,734	180,067
Bad debt expense	10,981	—
General and administrative	4,787,039	2,272,641
Total operating expenses	5,316,754	2,452,708

Operating Loss	(4,548,711)	(1,604,181)

Other Income (Expense):
Interest expense	(2,516,113)	(165,716)
Interest income	452	6,660
Changes in fair value of contingent purchase consideration	—	19,545,098
Change in fair value of derivative liability	(1,836,208)	—
Loss on settlement of debt	(403,214)	—
Other income, net	(8,753)	3,886

Net (Loss) Income	(9,312,547)	17,785,747

Net loss attributable to noncontrolling interests	(186,602)	(88,256)

Net (Loss) Income Available to Common Stockholders	$(9,125,945)	$17,874,003

Net Income per Common Share
Basic	$(0.17)	$0.78
Diluted	$(0.17)	$0.33

Shares Used to Compute Income per Share
Basic	53,186,407	22,806,777
Diluted	53,186,407	54,699,198

Comprehensive (loss) income:
Net (loss) income	$(9,125,945)	$17,874,003
Change in foreign currency translation adjustments	(294)	1,626
Comprehensive (Loss) Income Available to Common Stockholders	$(9,126,239)	$17,875,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Non-controlling Interest	Stockholders’ Equity
Balance at July 31, 2018	79,590	$4	22,430,121	$22,430	$2,168,951	$368,388,265	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$(43,584,668)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—		—	91,027	91,027
Issuance of common stock payable	—	—	5,996,928	5,997	(1,917,334)	1,911,337	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	103,194	—	—	103,194	—	103,194
Currency translation adjustment	—	—	—	—	—	—	—	1,626	1,626	—	1,626
Net Income (Loss)	—	—	—	—	—	—	17,874,003		17,874,003	(88,256)	17,785,747
Balance at October 31, 2018	79,590	$4	28,427,049	$28,427	$251,617	$370,402,796	$(391,512,465)	$800,048	$(20,029,573)	$(5,573,501)	$(25,603,074)

Balance at July 31, 2019	—	$—	62,290,940	$62,290	$—	$408,566,529	$(418,727,875)	$797,216	$(9,301,840)	$16,974,439	$7,672,599
Stock compensation expense	—	—	—	—	—	787,458	—	—	787,458	—	787,458
Issuance of common stock payable	—	—	296,793	297	—	921,598	—	—	921,895	—	921,895
Conversion of debt to equity	—	—	1,164,190	1,164	—	1,735,673	—	—	1,736,837	—	1,736,837
Issuance of common stock for acquisitions	—	—	960,000	960	—	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	—	1,911,487	—	—	1,911,487	—	1,911,487
Cancellation of shares	—	—	(20,375,900)	(20,376)	—	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	—	—	—	1,987,390	—	—	1,987,390	(1,987,390)	—
Currency translation adjustment	—	—	—	—	—	—	—	(294)	(294)	—	(294)
Net Income (Loss)	—	—	—	—	—	—	(9,125,945)	—	(9,125,945)	(186,602)	(9,312,547)
Balance at October 31, 2019	—	$—	44,336,023	$44,335	$—	$417,081,503	$(427,853,820)	$796,922	$(9,931,060)	$14,800,447	$4,869,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(9,312,547)	$17,785,747
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	203,273	25,664
Amortization of operating lease right-of-use assets	18,887	—
Stock compensation expense	787,458	103,194
Loss on settlement of debt	403,214	—
Changes in fair value of contingent purchase consideration	—	(19,545,097)
Amortization of debt discount	2,065,835	—
Change in fair value of derivative liabilities - convertible notes	(1,131,156)	—
Change in fair value of derivative liabilities - convertible warrants	(66,456)	—
Change in fair value of derivative liabilities - downside protection	3,033,820	—
Bad debt expense	10,981	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,024	721
Inventory	(98,184)	242,235
Accounts payable and accrued expenses	2,366,230	1,006,344
Loans from related parties	52,912
Other current assets	(163,596)	24,605
Other current liabilities	(18,500)	—
Net cash used in operating activities	(1,843,805)	(356,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,451)	(6,168)
Cash received in acquisition of a business, net of cash paid	49,305	1,052,537
Net cash provided by investing activities	44,854	1,046,369

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(935,731)	—
Proceeds from note payable	2,976,745	534,940
Investment in subsidiary by noncontrolling interest	—	91,027
Net cash provided by financing activities	2,041,014	625,967

Effects of currency translation on cash and cash equivalents	(294)	1,626

Net increase in cash and cash equivalents	241,769	1,317,375

Cash and cash equivalents, beginning of period	298,485	1,046,365

Cash and cash equivalents, end of period	$540,254	$2,363,740

Supplemental Disclosure of Cash Flow Information
Reduction of derivative liabilities	$1,911,487	$—
Discount on derivative liability upon issuance of debt	$1,052,349	$—
Issuance of common stock for conversion of debt	$1,694,851	$—
Recording of Right of Use Asset and Liability	$116,440	$—
Increase common stock payable	$14,500	$—
Issuance of shares--common stock payable	$921,895	$—
Note payable issued for acquisition of a business	$—	$15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in NuGenerex Diagnostics LLC “NGDx,” formerly known as Hema Diagnostic Systems, LLC, a Florida limited liability company established in December 2000 to market and distribute rapid test devices including infectious diseases. Since 2002, NGDx has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases. Subsequently, on December 1, 2018, the Company closed the acquisition of the remaining 49% interest in NGDx to become a wholly owned subsidiary of the Company.

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

In March 2019, the Company changed its business model to no longer utilize their existing pharmacies. Going forward Veneto will conduct business exclusively through their management services organization (“MSO”) and by entering into more ancillary provider service agreements with third party pharmacies as an effort to reduce fixed costs and salaries. This was made practicable due to the decrease in overall script volume coupled with delays in the Company being able to receive operating licenses from various government agencies.

On January 7, 2019, the Company closed two separate Acquisition Agreements pursuant to which the Company acquired a 51% interest in both Regentys Corporation (“Regentys”) and Olaregen Therapeutix Inc. (“Olaregen”). Regentys is a regenerative medicine company focused on developing novel treatments for patients with gastrointestinal (GI) disorders. Olaregen is a New York based regenerative medicine company that is preparing to launch its proprietary, patented, wound conforming gel matrix, Excellagen, an FDA 510K cleared wound healing product. In the first quarter of 2020 the Company acquired increased its ownership of Olaregen to 77%.

On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource Partners, LLC (“MediSource”) and Pantheon Medical - Foot & Ankle, LLC (“Pantheon”) (Note – 16).

MediSource contracts with vendors (including Pantheon) for nationwide distribution of implants and devices for spine, hips, knees, foot, ankle, hand, and wrist surgeries. Additional product lines include biologics (blood, bone, tissue, and stem cells), durable medical equipment, and soft goods. MediSource also supplies kits to process bone marrow aspirates and platelet rich plasma biologics at the time of surgery.

Pantheon sells a physician friendly, “all-in-one,” integrated kit that includes plates, screws, and tools required for orthopedic surgeons and podiatrists conducting foot and ankle surgeries. Over the next three years, Pantheon expects to develop and submit several new product lines to the FDA, which will include cannulated surgical screws and surgical staples, as well as a proprietary Hammertoe System.

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $428 million and a working capital deficiency of approximately $32.5 million at October 31, 2019. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated.

Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at October 31, 2019 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Business Combinations

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

Revenue from NGDx is recognized upon payment at the time the product(s) is released (shipment delivered using a common carrier), and the control is transferred which is simultaneous to when payment received and accepted.

Revenue from product sales of Olaregen’s Excellagen® is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, contractual arrangement and specific known market events and trends. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. On August 1, 2019, we adopted ASU 2016-02 and its related amendments, which changed our accounting for leases. As a result of this change, we recognized right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classified them as operating leases. The right-of-use assets and lease liabilities have been measured by the present value of remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable. See Note 5 of Notes to Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report for additional details related to our adoption of the new lease accounting standard.

Recently Issued Accounting Standards

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

Note 3 - Loans from Related Parties

Pursuant to the acquisitions of Regentys, the Company assumed $19,700 of loans payable to Regentys shareholders. As part of the assets purchase agreement for Pantheon, the Company acquired 50% of the open accounts receivable. The amount collected on accounts receivable excluded from the acquisition, that is due to the prior owner of Pantheon, was $52,912. The balance of loans from related parties was $72,612 as of October 31, 2019.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. The parties are awaiting the court’s response to the Arbitrator’s statement. As of October 31, 2019, the value of the warrants have a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter.

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

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The company is awaiting service. As of October 31, 2019, the Company has accrued for the full $2,752,235 balance.

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

Note 5 – Leases

The Company has various operating lease agreements with terms up to 2 years, including leases of office space. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The Company adopted ASC 842 effective August 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019.
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.
•	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases.

The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.3 years, with a weighted-average discount rate of 9.5%.

The Company incurred lease expense for its operating leases of $21,508 for three months ended October 31, 2019.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of October 31, 2019:

Maturity of Operating Lease Liabilities
2019	$64,801
2020	39,879
2021	—
2022	—
2023	—
Thereafter	$—
Total undiscounted operating lease payments	$104,680
Less: Imputed interest	6,740
Present value of operating lease liabilities	$97,940

Note 6 – Inventory

Inventory consists of the following components:

	October 31,	July 31,
	2019	2019
Raw materials	$74,444	$77,782
Finished goods	652,819	285,226
Total Inventory	$727,263	$363,008

Note 7 – Property and Equipment

Property and equipment, net consisted of the following:

	October 31,	July 31,
	2019	2019
Computers and technological assets	$163,168	$163,168
Machinery and equipment	500,576	386,929
Furniture and fixtures	89,123	73,227
Leasehold Improvements	16,596	16,596
	769,463	639,920
Less accumulated depreciation	(237,575)	(139,927)
	$531,888	$499,993

Depreciation expense related to property and equipment for the three months ended October 31, 2019 and October 31, 2018 was $48,847 and $25,664, respectively.

Note 8 – Goodwill and Intangible Assets

Intangible assets consist of the following at:

	October 31,	July 31,
	2019	2019
In-Process Research & Development	$8,761,427	$8,761,427
Non-compete agreements	1,566,700	1,210,000
Developed software/technology	172,500	131,000
Vendor agreements and other intangibles	775,674	51,274
	11,276,301	10,153,701
Less accumulated amortization	(473,859)	(319,432)
	$10,802,442	$9,834,269

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

Amortization expense amounted to $154,426 and $646 for the three months ended October 31, 2019 and October 31, 2018, respectively.

The remaining estimated amortization expense for the next five years and thereafter is as follows:

Year Ending July 31,	Amount
2020	$570,708
2021	616,744
2022	246,324
2023	94,511
2024	68,491
Thereafter	444,658
$2,041,435

Changes in the value of goodwill:

Balance as of July 31, 2019	$38,297,573
Acquisition of MediSource and Pantheon	603,553
Balance as of October 31, 2019	$38,901,126

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

On January 24, 2019, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its convertible note bearing interest at 10% per annum (the “Notes”) in the principal amount of $530,000. The purchase price of the Notes was $505,000 and the remaining $25,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreement, Generex also sold warrants to the investors to purchase 30,285 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes resulting in full discount of the Notes.

In February 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company agreed to sell and sold each investor a $750,000 convertible note bearing interest at 10% per annum (the “Notes”). The total purchase price of the Notes was $1,425,000 and the remaining $75,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 70% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 102,143 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Notes (Note 14) resulting in full discount of the Notes. One of the notes went into default during the quarter. Pursuant to a settlement agreement, the Company agreed to settle the debt by making a $900,000 payment and converting $350,000 of the remaining principal into common stock of the Company. The Company recognized a loss on settlement of debt of $403,214.

In April 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $1,060,000. The purchase price of the Notes was $1,000,000 and the remaining $60,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 70% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 176,968 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Notes (Note 14) resulting in full discount of the Notes. During the quarter, $110,000 of principal was converted into common stock of the Company, leaving a remaining principal balance of $950,000 at October 31, 2019.

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

In August 2019, the Company borrowed $1,000,000 from an investor, bearing 10% interest per annum, with an original issue discount of $150,000. $1,150,000 is due in one year from the date of issuance.

In August and September 2019, the Company entered into Securities Purchase Agreements with three investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest between 9% and 10% per annum (the “Notes”) in the aggregate principal amount of $2,222,500. The purchase price of the Notes was $1,976,745 and the remaining $245,755 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: 80% of the lowest trading price of the common stock on the ten or twenty days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,052,349 and was recorded as a discount of the Notes.

For the quarter ending October 31, 2019, amortization of debt discount was $2,065,835 leaving a remaining debt discount balance as of October 31, 2019 of $1,473,842.

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

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively held a principal plus of $615,000 as of the date of acquisition. As of October 31, 2019, the remaining principal balance was $349,656 with an unamortized debt discount balance of $3,719. These notes have an accrued interest balance of $39,191 as of October 31, 2019.

Note 10 – Derivative Liability

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date.

Based on the various convertible notes described in Note 13, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of October 31, 2019:

following table presents the activity for derivative liabilities measured at estimated fair value:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Derivative Liability - Downside Protection	Total
Balance as of July 31, 2019	4,156,196	325,250	3,338,836	7,820,282
Additions during the period	1,021,996	30,353	—	1,052,349
Change in fair value	(1,131,157)	(66,456)	3,033,820	1,836,207
Change due to exercise / redemptions	(1,875,052)	(36,432)	—	(1,911,484)
Balance as of October 31, 2019	$2,171,983	$252,715	$6,372,656	$8, 797,354

Note 11 - Stockholders’ Equity:

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

During the three months ended October 31, 2019, 296,793 shares of common stock payable were issued. As of October 31, 2019, 286,377 shares remain to be issued resulting in common stock payable $215,793.

During the first quarter of 2020, the Company issued 1,164,190 shares of common stock for the conversion of approximately $1,736,900 of debt.

In August 2019, the Company issued 400,000 and 560,000 shares of common stock valued at $2.50 per share for the acquisition of MediSource and Pantheon, respectively.

On September 12, 2019, 20,375,900 outstanding shares of common stock were cancelled by the Company held by Joe Moscato TTEE Friends of Generex Biotechnology Investment Trust U/A/D 4/2/2019, a trust formed for the benefit the Company and any 80% controlled subsidiary of the Company by several shareholders contributing in the aggregate 33,175,900 shares of the Company’s Common Stock and 8,293,975 shares of  Antigen Express, Inc, d/b/a NuGenerex Immuno-Oncology commons shares (the “Friends of Generex Trust”), similar to the Stock Control Agreement previously entered into by the same shareholders on December 1, 2018 filed in an 8-K filed on December 3, 2019, incorporated herein by reference.

Non-controlling Interest

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of October 31, 2019, Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

Pursuant to the Company’s acquisition of Olaregen on January 7, 2019 to acquire a 51% interest, the Company was issued 3,282,632 shares of Olaregen common stock. In May 2019, the Company issued 4,000,000 shares of common stock contributed and provided by the Friends of Generex Trust and a $2 million note payable for the acquisition of 592,683 shares of Series A Preferred Stock of Olaregen pursuant to a Stock Purchase Agreement entered into January 14, 2019 subject to the approval of the Board of Directors of Olaregen and consummated on May 10, 2019. On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares of common stock in Olaregen from other shareholders of Olaregen in exchange for 1,905,912 shares of Generex common stock contributed and provided by the Friends of Generex Trust and 476,478 shares of Antigen common stock contributed and provided by the Friends of Generex Trust. In September 2019, the Company converted all of the Series A Preferred Stock of Olaregen into common stock of Olaregen.

On February 25, 2019, we issued a stock dividend to our shareholders, whereby our shareholders received one (1) share of NGIO for every four (4) shares of our stock held on the dividend date.

As of October 31, 2019, Olaregen had a total of 6,236,390 shares of common stock and zero Series A voting preferred stock outstanding. As such, there are 1,461,075 of shares that belong to non-controlling interest shareholders which represents a 23.43% non-controlling interest.

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

Note 12 – Redeemable Non-Controlling Interest:

Pursuant to the Company’s acquisition of 51% of the outstanding capital stock of Regentys, Regentys had authorized 7,500,000 shares of redeemable Series A Convertible Preferred Stock (“Preferred Stock A”), with a par value of $0.0001 and redemption value of $0.65 per share of which 2,793,192 Preferred Stock A was outstanding as of the date of acquisition and as of October 31, 2019. Preferred Stock may be converted into common stock at the initial conversion ratio of 1:1 which ratio shall be adjusted in accordance with stock dividends, splits, combinations and other similar events, including the sale of additional shares of common or preferred stock and the holders of Preferred Stock A are entitled to vote, together with the holders of Regentys common stock, on all matters submitted to stockholders of Regentys for a vote. At any time after November 1, 2026, the holders of the Company’s Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their shares for cash at a redemption price equal to its liquidation value. Accordingly, this Preferred Stock A was valued to be $4,073,898 at the time of acquisition of Regentys and reclassified as Redeemable Non-Controlling Interest outside of stockholders’ deficit on the consolidated balance sheets.

Note 13 - Stock-Based Compensation:

Stock Option Plans

As of October 31, 2019, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). At October 31, 2019, there were 2,823,450 and 231,149,875 the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2019	7,988,675	$0.84	7.21	$15,961,391
Granted	1,003,000	$2.09	4.92	—
Forfeited or expired	(130,000)	$1.11	7.65	—
Exercised	—	—	—	—
Outstanding - October 31, 2019	8,861,675	$0.98	6.71	$5,859,392

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on October 31, 2019. The market values as of October 31, 2019 was $1.53 based on the closing bid price for October 31, 2019.

There were 3,540,675 vested common stock options under the Plan as of October 31, 2019. The compensation expense was $787,458 for the three months ended October 31, 2019. The Company had $4,256,191 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan at October 31, 2019 to be recognized over an average of 2.67 years.

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

October 31, 2019
Exercise price	$2.01 – 2.09
Time to expiration	5 years
Risk-free interest rate	1.51% - 1.59%
Estimated volatility	153.4%
Expected dividend	—
Stock price at valuation date	$2.01 – 2.09

During 2019, the Company established a Direct Stock Purchase Plan (“2019 Plan”) pursuant to which eligible participants may acquire shares of common stock in lieu of certain cash obligations otherwise owed to participants during the 2019 calendar year. The 2019 Plan will automatically terminate on December 31, 2019. There was a total of 1,200,000 shares of common stock reserved under the plan of which no shares have been issues.

Note 14 - Warrants:

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2019	15,399,681	$2.53	0.40	$4,500,000
Issued	62,857	3.50	5.01	—
Forfeited	(57,143)	3.50	—	—
Outstanding - October 31, 2019	15,405,395	$2.52	0.18	$—

During the three months ended October 31, 2019, the Company issued 62,857 to investors of convertible notes and 57,143 warrants were forfeited upon settlement of a note. All the warrants issued vested immediately upon issuance. Additionally, 84,000 warrants are to be issued to AEXG in connection with an arbitrator’s award (Note 4).

Note 15 - Net Income Per Share (“EPS”):

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

	Three Months Ended October 31,
	2019	2018
Weighted average number of common shares outstanding - Basic	53,186,407	22,806,777
Potentially dilutive common stock equivalents	—	31,892,421
Weighted average number of common and equivalent shares outstanding - Diluted	53,186,407	54,699,198

The following table provides weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, for the three months ended October 31, 2019 and 2018, respectively.

	Three Months Ended October 31,
	2019	2018
Series H Convertible Preferred Stock	—	25,200,000
Series I Convertible Preferred Stock	—	6,636,000
Convertible debt	3,744,548	—
Stock options	8,871,675	2,747,850
Warrants	15,405,395	—
Total	28,021,618	34,583,850

Note 16 – Acquisitions:

MediSource and Pantheon:

On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource Partners, LLC (“MediSource”) and Pantheon Medical - Foot & Ankle, LLC (“Pantheon”).

MediSource contracts with vendors (including Pantheon) for nationwide distribution of implants and devices for spine, hips, knees, foot, ankle, hand, and wrist surgeries. Additional product lines include biologics (blood, bone, tissue, and stem cells), durable medical equipment, and soft goods. MediSource also supplies kits to process bone marrow aspirates and platelet rich plasma biologics at the time of surgery.

Pantheon sells a physician friendly, “all-in-one,” integrated kit that includes plates, screws, and tools required for orthopedic surgeons and podiatrists conducting foot and ankle surgeries. Over the next three years, Pantheon expects to develop and submit several new product lines to the FDA, which will include cannulated surgical screws and surgical staples, as well as a proprietary Hammertoe System.

The goal in acquiring these operating companies is that they expect to provide multiple and significant revenue streams through delivery of patient-focused healthcare products and services, thus generating value and ultimately creating goodwill upon acquisition.

Travis H. Bird was the CEO and principal owner of both Pantheon and MediSource.

Under the APAs:

•	Generex will issue 400,000 shares of common stock in exchange for the Pantheon assets, and 560,000 shares of common stock in exchange for the MediSource assets.

•	Generex and NDS will pay up to $700,000 in cash to Pantheon as an earn out payment. No payment will be made unless the business conducted by NDS using the former Pantheon assets has EBITDA in the twelve months following closing in excess of $500,000. If the Pantheon business’s EBITDA meets or exceeds $1,000,000, the entire $700,000 will be paid. If the Pantheon business’s EBITDA exceeds $500,000 but is less than $1,000,000, a pro rata portion of the $700,000 earn-out will be paid.

•	Generex and NDS will pay up to $500,000 in cash to MediSource as an earn out payment. No payment will be made unless the business conducted by NDS using the former MediSource assets has EBITDA in the twelve months following closing in excess of $130,000. If the MediSource business’s EBITDA meets or exceeds $500,000, the entire $500,000 will be paid. If the MediSource business’s EBITDA exceeds $130,000 but is less than $500,000, a pro rata portion of the $500,000 earn-out will be paid.

•	In the event the EBITDA targets are met for one or both MediSource and Pantheon, Travis Bird will receive sales commissions equal to 15% of net sales during the first year following closing, and 10% of net sales during the second year.

•	Both MediSource and Pantheon agreed to waive the 1:1 stock dividend Generex announced it will issue if Generex is listed on NASDAQ.

•	Each of Pantheon and MediSource will retain 50% of its cash on hand and 50% of its accounts receivable, with the remainder transferred to NDS at closing.

•	Generex and NDS will not assume any Pantheon or MediSource liabilities except for post-closing obligations under assumed contracts.

•	Pantheon and MediSource will not transfer their Medicare and Medicaid numbers.

At closing, Mr. Bird will enter into an 18-month consulting agreement with NDS. As compensation, Mr. Bird will receive Generex common stock with a value of $250,000, as well as monthly payments equaling $97,222. The monthly payments shall be paid from any available cash from the operations of Pantheon and MediSource. Any remaining balance of such monthly payments will consist of common stock. The agreement specifies the shares are to be freely tradeable. In addition, Mr. Travis will agree to fully assign and exchange any ownership rights in any new technology he develops with the Company, in exchange for a payment of $500,000 in value of common stock for each completed item submitted to the FDA.

The Company accounted for the Acquisition of MediSource and Pantheon as a business combination using the purchase method of accounting as prescribed in Accounting Standards Codification 805, Business Combinations (“ASC 805”) and ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”). In accordance with ASC 805 and ASC 820, we used our best estimates and assumptions to accurately assign fair value to the tangible assets acquired, identifiable intangible assets and liabilities assumed as of the acquisition dates. Goodwill as of the acquisition date is measured as the excess of purchase consideration over the fair value of tangible and identifiable intangible assets acquired and liabilities assumed.

Fair Value of the MediSource Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the MediSource acquisition:

Preliminary Allocation as of August 1, 2019
Cash and cash equivalents	$13,895
Other current assets	11,864
Property and equipment, net	8,992
Accounts payable and accrued liabilities	(31,439)
Net Tangible Assets	$3,312
Tradename / Trademarks	47,600
Business Contracts	346,800
Non-Competes	124,600
Total Fair Value of Assets Acquired	522,312
Consideration:
Fair value of common stock	479,980
Contingent consideration	409,790
Consideration included in consulting agreement	104,168
Total Purchase Price	993,938
Goodwill	$471,626

Fair Value of the Pantheon Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Pantheon acquisition:

Preliminary Allocation as of August 1, 2019
Cash and cash equivalents	$35,410
Accounts receivable	133,269
Prepaid expenses	3,336
Inventory	266,071
Medical Equipment, net	67,299
Accounts payable	(53,242)
Accrued liabilities	(15,573)
Net Tangible Assets	$436,570
Tradename / Trademarks	55,400
IP/Technology	41,500
Non-compete agreement	232,100
Customer Base	274,600
Total assets acquired	$1,040,170
Consideration:
Fair value of common stock	671,972
Contingent consideration	354,292
Consideration included in consulting agreement	145,833
Goodwill	$131,927

The components of the acquired intangible assets were as follows:

	Preliminary Fair Value	Average Estimated Life
Tradename / Trademarks	$103,000	15
IP/Technology	41,500	5
Business Contracts	346,800	15
Customer Base	274,600	10
Non-compete agreement	356,700	3
	$1,112,600

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three months ended October 31, 2019 and 2018 as though the Company acquired MediSource and Pantheon on the first day of each fiscal year are set forth below.

	Three months Ended October 31,
	2019	2018
Revenues	$721,661	$2,141,000
Cost of revenues	133,618	987,409
Gross profit	588,043	1,153,591
Operating expenses	5,136,754	2,629,854
Operating loss	(4,548,711)	(1,476,262)
Other income (expense)	(4,763,836)	19,389,944
Net loss	$(9,312,547)	17,913,682
Comprehensive net loss	$(9,312,547)	$17,913,682

 Note 17 – Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax gain or (loss) arising from domestic operations (United States) were $(9,179,902) and $(11,006,793) for the three months ended October 31, 2019 and the year ended July 31, 2019, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(10,963) and $(326,461) for the three months ended October 31, 2019 and the year ended July 31, 2019, respectively.

As of October 31, 2019, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $214 million , of which $196 million will expire in 2020 through 2038, and $17.7 million will not expire. The non-expiring portion is limited to 80% of the current year taxable income of the respective entity. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.3 million, which expire in 2025 through 2040. Antigen Express, Inc. has NOL carryforwards of approximately $36.2 which will expire in 2020 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.1 million, of which $4.9 million will expire in 2033 through 2038. Olaregen Therapeutics, Inc. has NOL carryforwards of $1.3 million which will not expire. Veneto has NOL carryforwards of $8.7 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of October 31, 2019, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of over $70 million with a full allowance equally to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. During the period ended October 31, 2019, the Company acquired certain assets of MediSource Partners, LLC and Pantheon Medical. The assets are included within Generex Biotechnology Corporation.

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

Note 18 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued.

On November 12, 2019 , the Company’s note holder converted $80,000 of principal and $4,778 of interest into 115,344 shares of common stock.

On November 12, 2019 , the Company’s note holder converted $50,000 of principal and $3,096 of interest into 128,561 shares of common stock.

On November 14, 2019 , the Company’s note holder converted $50,000 of principal and $2,712 of interest into 80,110 shares of common stock.

On November 18, 2019  , the Company entered into three Securities Purchase Agreements with investors pursuant to which the Company agreed to sell and sold three convertible notes bearing interest at 10% per annum in the aggregate principal amount of $275,000.

On November 21, 2019 , the Company’s note holder converted $80,000 of principal and $4,493 of interest into 134,865 shares of common stock.

On November 21, 2019 , the Company’s note holder converted $100,000 of principal and $6,219 of interest into 169,543 shares of common stock.

On November 22, 2019, effective as of November 15, 2019, the Company entered into a Stock Purchase Agreement for the purchase of 51% of the outstanding capital stock of GH Care, Inc. DBA ALTuCELL, Inc.(“ALTuCELL”).

Under the SPA, in exchange for the ALTuCELL Stock, Generex will issue to ALTuCELL 1,600,000 shares of Generex common stock with a down round provision and price floor of $1.25 per share. The Company will also pay $2.5 million in cash of which $112,000 has already been paid. In addition to stock and cash at closing, Generex has agreed to pay up to an aggregate of $3,500,000 to ALTuCell upon ALTuCell’s attainment of certain milestones.

On November 24, 2019 , the Company amended the Stock Purchase Agreement with Olaregen. The Company was obligated to pay in full $11,600,000 to Olaregen by November 30, 2019, in connection with the purchase of Olaregen capital stock. Effective November 24, 2019, the deadline has been extended to January 31, 2020.

On November 25, 2019 , the Company amended the Stock Purchase Agreement with Regentys originally on January 7, 2019. Effective November 25, 2019, the remaining three payments of $2,039,001, $2,000,000, and $3,000,000 are all payable on or before December 30, 2019.

On November 25, 2019 , the Company entered an Equity Purchase Agreement with an investor to purchase up to $40,00,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of this Agreement and 1,228,501 shares of common stock (“Commitment Shares”) will be issued to an investor upon signing.

On November 27, 2019 , the Company’s note holder converted $100,000 of principal and $6,384 of interest into 202,635 shares of common stock.

On November 27, 2019 , the Company’s note holder converted $125,000 of principal and $7,226 of interest into 251,859 shares of common stock.

On November 29, 2019 , the Company’s note holder converted $50,000 of principal into 79,214 shares of common stock.

On December 5, 2019 , the Company entered an Equity Purchase Agreement with an investor pursuant to which the Company will issue 100,000 shares of common stock to the investor as a commitment fee and a convertible note in the principal amount of $2,200,000.

On December 5, 2019 , the Company’s note holder converted $70,000 of principal and $4,621 of interest into 180,682 shares of common stock.

On December 5, 2019 , the Company’s note holder converted $75,000 of principal and $4,500 of interest into 192,494 shares of common stock.

On December 10, 2019, the Company announced revisions to previously announced stock dividends and approved by the Board of Directors on December 13, 2019 that the previously approved 1:1 common stock dividend shall be restructured to provide for a 2 to 5 stock dividend to shareholders of the Company and for shareholders to also receive an additional 2 to 5 stock dividend of Antigen Express, Inc, d/b/a NuGenerex Immuno-Oncology commons shares; that the record date for the stock dividend be August 30, 2019; and the new pay date for this 2:5 dividend will be January 3, 2020.

On December 12, 2019, the Company’s note holder converted $75,000 of principal and $4,756 of interest into 181,007 shares of common stock.

On  December 12, 2019, the Company’s note holder converted $50,000 of principal and $ 3095.89 of interest into 128,561 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2019 and 2018. We closed on the following acquisitions during the three months ended October 31, 2019:

•	On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource Partners, LLC (“MediSource”) and Pantheon Medical - Foot & Ankle, LLC (“Pantheon”).

•

On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares in Olaregen Therapeutix Inc. from Olaregen Therapeutix LLC representing increasing Generex’s ownership from approximately 62% to 76%

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2019, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2019.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2019 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results of our historical business are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2019. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

Preliminary Note

On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource Partners, LLC (“MediSource”) and Pantheon Medical - Foot & Ankle, LLC (“Pantheon”).

We intend to focus resources on NuGenerex Diagnostics, LLC’s (“NGDx”, as defined below) business, and on the businesses of Regentys, Olaragen and the MSO business acquired from Veneto, as well as additional acquisition targets, but do not intend to discontinue our historical activities. However, we will not pursue our historical business if we do not receive substantial financing for that purpose.

Overview of Business

Corporate History

Generex is based in Miramar, Florida, with offices in Dallas, Texas, Toronto, Canada and Wellesley, Massachusetts. The Company was originally incorporated in the state of Delaware on September 4, 1997, for the purpose of acquiring Generex Pharmaceuticals Inc., a Canadian (Province of Ontario) corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and development and other activities. The Company’s acquisition of Generex Pharmaceuticals Inc. was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals Inc. exchanged their shares for shares of Generex common stock.

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

Effective October 3, 2018, NuGenerex assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of NuGenerex Distribution Solutions 2, LLC is NuGenerex Management Services, Inc., a wholly-owned subsidiary of Generex Biotechnology Corporation.

Also, on October 3, 2018, we acquired certain assets from Veneto (the “First Closing Assets”), primarily consisting of the operating assets of (a) system dispensing pharmacies, (b) a central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory.

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

On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares of common stock in Olaregen from other shareholders of Olaregen in exchange for 1,905,912 shares of Generex common stock and 476,478 shares of Antigen common stock which increased our interest in Olaregen to approximately 77% of the Olaregen’s outstanding voting shares. In September 2019, the Company converted all of the Series A Preferred Stock of Olaregen into common stock of Olaregen.

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

  NuGenerex Therapeutics: Oral-lyn (Buccal Insulin) and RapidMist Buccal delivery technology
  NuGenerex Immuno-Oncology: Phase II AE37 + Keytruda in TNBC; Antigen Express (Ii-Key), Licensing, Partnerships, investor dividend paid (1:4) for spin-out
  NuGenerex Diagnostics: NGDx Express II rapid diagnostic tests for infectious disease

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

In addition to the breast cancer program, NuGenerex has conducted a Phase I clinical trial in prostate cancer, enrolling thirty-two HER-2/neu+, castrate-sensitive, and castrate-resistant prostate cancer patients to demonstrate safety and strong immunological response to AE37. We are advancing AE37 for the treatment of prostate cancer through a licensing and research agreement with Shenzhen BioScien  Pharmaceuticals Co., Ltd. (“Shenzhen”), for which NuGenerex has received a $700,000 upfront payment, with additional future milestone and royalty payments.

In exchange for exclusive rights to AE37 for prostate cancer in China, Shenzhen is financing and conducting the Phase II trials in the European Union and Phase III trials globally under International Commission on Harmonisation (“ICH”) guidelines, with NuGenerex retaining the rights to all clinical data for regulatory submissions and commercialization in the rest of the world outside China.

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

The NuGenerex family of subsidiary companies offer a broad range of products and services to meet the needs of physicians and patients, including:

•	NuGenerex Distribution Solutions: MSO, Ancillary Services, DME-IQ, and Surgical Products.

•	NuGenerex Regenerative Medicine: Olaregen Therapeutix, Regentys.

•	NuGenerex Surgical Products: Pantheon Medical – Foot & Ankle, LLC and MediSource Partners, LLC.

•	NuGenerex Health: MSO/HMO with Dr. Kiran Patel: Ancillary health management services for chronic conditions – 65,000 + Patient population with Diabetes; Ophthalmology, Podiatry, Chronic Care Management (CCM).

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

NuGenerex Surgical Products

MediSource Partners & Pantheon Medical – Foot & Ankle

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

We did not expend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal quarters ended October 31, 2019 and 2018 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the three months ended October 31, 2019 and 2018, Antigen expensed $37,076 and $0, respectively, to NSABP for clinical trials for additional research and development relating to Antigen’s peptide immune therapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the three months October 31, 2019 and 2018, NGDx expended $138,674 and $141,067 on research and development relating to its rapid diagnostic tests.

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

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 31, 2019 filed with the SEC on November 12, 2019, except as follows:

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of October 31, 2019 and July 31, 2019, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended October 31, 2019 compared to three months ended October 31, 2018

We had a net loss for the three months ended October 31, 2019 of $9,312,547 and a net gain of $17,785,747 in the corresponding three months of the prior fiscal year. The net loss for the three months ended October 31, 2019 was primarily caused by general and administrative expenses of $4,787,039 and other expenses consisting of changes in fair value of derivative liabilities of approximately $1,836,000, and interest expense of approximately $2,516,000. The net gain for the three months of the prior fiscal year was caused primarily by the change in fair value of contingent purchase consideration of $19,545,098 which did not exist during the first quarter of 2020. One of the reasons for the increase in net loss for the three months ended October 31, 2019 is due to additional expenses incurred from entities acquired during fiscal year 2019.

The $2,811,148 increase in general and administrative expenses in the quarter ended October 31, 2019 versus the comparative previous fiscal quarter is due to compensation expense of approximately $1,613,000 not including compensation incurred from newly acquired entities and approximately $1,375,000 of expenses incurred from Regentys, Olaregen and MediSource Pantheon all of which had not yet been acquired in the previous fiscal year.

Our interest expense in the three months ended October 31, 2019 was $2,638,642 compared to the previous year’s fiscal three months of $165,716 which is primarily due to the amortization of debt discount relating to the convertible promissory notes.

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

As of December 16, 2019, the Company’s cash position is not sufficient for twelve months of operations. Anticipated revenues associated with MediSource and Pantheon acquisitions are expected to alter the cash flow landscape.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock, as well as investor notes, and raised approximately $3 million during the three months ended October 31, 2019 (including proceeds from issuance of convertible notes), our cash balances have been low throughout fiscal 2019.

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

Financings

Following is a summary of the financing activities that we have completed during the three months ending October 31, 2019.

Convertible Note Transactions

Financing – August 8, 2019

On August 8, 2019, borrowed $1,000,000 from an investor with a $150,000 original issue discount. The note accrues at 9% per annum and has a maturity date of August 7, 2020 .

Financing – August 14, 2019

On August 14, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $1,100,000. The note accrues at 10% per annum and has a maturity date of August 14, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

Financing – August 29, 2019

On August 29, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $250,000. The note accrues at 9% per annum and has a maturity date of August 28, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

Financing – September 13, 2019

On September 13, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $872,000. The note accrues at 9.5% per annum and has a maturity date of September 12, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

Cash Flows for the Three Months ended October 31, 2019

For the fiscal quarter ended October 31, 2019, we used $1.8 million in cash to fund our operating activities. The use for operating activities included a net loss of $9.2 million. Changes to working capital included an increase of $2.5 million related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $0.2 million related to depreciation and amortization, $0.8 million related to stock compensation, $0.4 loss on settlement of debt, $2.2 million of amortization of debt discount and $3.0 million change in fair value of downside protection partially offset by a gain in fair value of derivative liabilities - convertible notes of $1.5 million.

In the three months ended October 31, 2019, we had net cash provided by investing activities of $0.05 million primarily relating to cash received in the acquisition of MediSource Pantheon.

We had cash provided by financing activities in the three months ended October 31, 2019 of $2 million, most of which pertained to proceeds from investors of $3 million partially offset by payments on notes payable of $0.9 million.

Our net working capital deficiency October 31, 2019 increased to $32.1 million from $28.0 million at October 31, 2019, which was attributed primarily to an increase in accounts payable and accrued expenses as well as increase in notes payable.

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

As of the date hereof, we had delivered the shares of Generex Common Stock to the transfer agent for distribution to the Veneto equity owners.

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.
•	$800,000 on or before January 31, 2019. As of the date this quarterly report was filed, the Company has paid $796,500 of this installment and remaining balance of $3,500 is payable on or before January 31, 2020 per extension in amended agreement.
•	$3,000,000 on or before February 28, 2019. As of the date is quarterly report was filed, the Company has not yet paid this installment and the full balance of $3,000,000 is payable on or before January 31, 2020 per extension in amended agreement.
•	$1,000,000 on or before May 31, 2019. As of the date this quarterly report was filed, the Company has not paid this installment. As of the date is quarterly report was filed, the Company has not yet paid this installment and the full balance of $1,000,000 is payable on or before January 31, 2020 per extension in amended agreement.
•	$6,000,000 on or before January 31, 2020.

Generex issued its promissory note in the amount of $11,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Olaregen Shares pursuant to a Pledge and Security Agreement.

On November 24, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the note on or before January 31, 2020. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Olaregen has not filed any notice of default as of the date of publication, and Generex continues to provide Olaregen with business opportunities continuing the relationship.

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of the date this quarterly report was filed, the Company has paid $1,012,450 and the remaining balance is payable on or before December 30, 2019.
•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of the date this quarterly report was filed, the Company has not yet paid this installment and the full balance of $2,000,000 is payable on or before December 30, 2019 per extension in amended agreement.
•	$3,000,000 to initiate a first-in-human pilot study on or before December 30, 2019.
•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.
•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

The Company issued its promissory note in the amount of $14,600,000 (the “Note’) representing its obligation to pay the above amounts. The Note is secured by a pledge of the Regentys pursuant to a Pledge and Security Agreement.

On November 25, 2019, the Company and Regentys amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the note on or before December 30, 2019. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Regentys has not filed any notice of default as of the date of publication, and Generex continues to provide Regentys with business opportunities continuing the relationship.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

As of October 31, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. The parties are awaiting the court’s response to the Arbitrator’s statement. As of October 31, 2019, the value of the warrants have a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter.

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

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The company is awaiting service. As of October 31, 2019, the Company has accrued for the full $2,752,235 balance.

On September 9, 2019 Generex and its subsidiary NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed a litigation against Veneto, and the constituent entities, for fraud, breach of contract, and a motion for a temporary restraining order restraining the shares contemplated in the Asset Purchase Agreement (“APA”) (supra) for hiding their involvement in a massive healthcare fraud scheme, which is currently being prosecuted civilly by the federal government, and failing to transfer assets specified in the APA. The litigation is pending the Court of Chancery in the State of Delaware. Our motion for a temporary restraining order on transfer of shares we issued in connection with the acquisition of Veneto assets was denied by the Court of Chancery. Generex intends to continue to pursue claims against Veneto and its principals in a separate action. In a related action, our transfer agent has been sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex is not named in the suit, but our transfer agent has notified us of our obligation to indemnify them pursuant to our agreement with the transfer agent.

Item 1A. Risk Factors.

Generex is a smaller reporting company defined by Rule 12b-2 of the Exchange Act and not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 8, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $1,150,000. The note accrues at 9% per annum and has a maturity date of August 7, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On August 14, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $1,100,000. The note accrues at 10% per annum and has a maturity date of August 14, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On August 29, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $250,000. The note accrues at 9% per annum and has a maturity date of August 28, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On September 13, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $872,000. The note accrues at 9.5% per annum and has a maturity date of September 12, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On November 18, 2019, the Company entered into a Securities Purchase Agreement with three investors pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum in the principal amount of $275,000. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

•	A price determined as of the date of closing; and

•	80% of the lowest volume weighted average trading price of the common stock on the twenty days prior to (and including) the date a notice of conversion is received.

On November 25, 2019, the Company entered an Equity Purchase Agreement with an investor to purchase up to $40,00,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of this Agreement and in which 1,228,501 shares of common stock (“Commitment Shares”) upon signing will be issued to an investor.

On December 5, 2019, we closed under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $2,200,000. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount and issued 100,000 shares of common stock for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

•	A price determined as of the date of closing; and

•	95% of the Market Price, the mathematical average of the 5 lowest individual daily volume weighted average prices of the Common Stockless $0.05/share.

The Notes and the shares of common stock underlying the Notes, were offered privately pursuant to Section 4(3) of, and Rule 506 of Regulation D under, the Securities Act of 1933. The Company a has agreed to file a registration statement with the Securities and Exchange Commission covering the public resale of the common stock issuable upon conversion of some of the Notes.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2019. 20,375,900 shares of common stock were contributed back to the Company by one shareholder without consideration.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 16, 2019	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: December 16, 2019	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)
3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)
3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)
3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)
3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)
4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)
4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).
4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).
4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)
4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)
4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)
4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)
4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).
4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).
4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)
4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)
4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).
4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)
4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).
4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)
4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).
4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).
4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).
4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)
4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).
4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)
10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)
10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.
10.39	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.406	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.41	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.42	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.43	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.44	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.45	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.46	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.47	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.48	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.49	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.5	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.51	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.52	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.53	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.54	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.55	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.56	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.57	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.58	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.59	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.6	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.61	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.62	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.63	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.64	Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions, LLC effective October 3, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.65	Promissory Note in the amount of $15,000,000 from NuGenerex Distribution Solutions, LLC to Veneto Holdings, LLC (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.66	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.67	Promissory Note in the amount of $35,000,000 from NuGenerex Distribution Solutions 2, LLC to Veneto Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.68	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 22, 2019).
10.69	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on April 4, 2019).
10.7	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.71	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.72	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.73	Amended and Restated Shareholders Agreement of Regentys Corporation (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.74	Management Services Agreement among Regentys Corporation and its officers (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.75	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.76	Promissory Note issued by Generex Biotechnology Corporation to Olaregen incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.77	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.78	Amended and Restated Investor Rights Agreement of Olaregen incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.79	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

56