Form 10-Q
period 2020-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2020-03-20
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2020

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

☒ YES  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”,  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

As of March 17, 2020, the registrant had 78,222,313 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2020	July 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$269,069	$298,485
Accounts receivable, net	239,919	36,311
Inventory, net	861,094	363,008
Other current assets	504,100	275,731
Total current assets	1,874,182	973,535

Property and equipment	483,121	499,993
Goodwill	38,901,126	38,297,573
Intangible assets, net	10,647,507	9,834,269
Operating lease right-of-use assets - net	165,570	—
Other assets, net	31,621	30,621
TOTAL ASSETS	$52,103,127	$49,635,991

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$24,117,503	$19,055,822
Notes payable, net of debt issuance cost and discount	11,816,170	8,368,379
Loans from related parties	29,700	19,700
Operating lease liabilities	90,999	—
Deferred tax liability	1,502,122	1,502,122
Total Current Liabilities	37,556,494	28,946,023

Derivative liability	10,361,668	7,820,283
Common stock payable	86,239	1,123,188
Operating lease liabilities - net of current portion	73,361	—
Total Liabilities	48,079,762	37,889,494

Redeemable non-controlling interest (Note 11)	4,073,898	4,073,898

Stockholders’ equity (defiency) (Note 10)
Common stock, $0.001 par value; authorized 750,000,000 shares; 69,129,001 and 78,608,419 issued and outstanding at January 31, 2020 and July 31, 2019, respectively	69,127	78,608
Subscription receivable (Note 12)	(767,690)	—
Additional paid-in capital	420,206,242	408,550,211
Accumulated deficit	(434,763,323)	(418,727,875)
Accumulated other comprehensive income	775,191	797,216
Non-controlling interest	14,429,920	16,974,439
Total stockholders’ equity (deficiency)	(50,533)	7,672,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$52,103,127	$49,635,991

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenue, net	$857,427	$3,442,265	$1,579,088	$5,161,413
Cost of Goods Sold	165,659	2,011,679	299,277	2,882,300
Gross Profit	691,768	1,430,586	1,279,811	2,279,113

Operating expenses
Research and development	599,837	810,938	938,571	991,005
Bad debt expense	3,165	—	14,146	—
General and administrative	4,647,065	6,498,664	9,434,104	8,771,305
Total operating expenses	5,250,067	7,309,602	10,386,821	9,762,310

Operating Loss	(4,558,299)	(5,879,016)	(9,107,010)	(7,483,197)

Other Income (Expense):
Interest expense	(1,431,052)	(2,097,220)	(3,947,165)	(2,262,936)
Interest income	635	—	1,087	768
Changes in fair value of contingent purchase consideration	—	(4,397,507)	—	15,147,591
Change in fair value of derivative liability	(1,406,569)	—	(3,559,218)	142,725
Change in fair value of common stock payable	115,054	—	115,054	—
Impairment of long lived assets	—	(99,519)	—	(99,519)
Other income, net	201	(51,322)	(8,552)	(47,436)
Net (Loss) Income	(7,280,030)	(12,524,584)	(16,592,577)	5,397,996

Net loss attributable to noncontrolling interests	(370,527)	(272,147)	(557,129)	(360,403)

Net Income (Loss) Available to Common Stockholders	$(6,909,503)	$(12,252,437)	$(16,035,448)	$5,758,399

Net Income per Common Share
Basic	$(0.11)	$(0.19)	$(0.24)	$0.12
Diluted	$(0.11)	$(0.19)	$(0.24)	$0.10

Shares Used to Compute Income per Share
Basic	65,603,002	64,462,007	67,765,862	48,195,762
Diluted	65,603,002	64,462,007	67,765,862	56,592,846

Comprehensive (loss) income:
Net Income	$(6,909,503)	$(12,252,437)	$(16,035,448)	$5,758,399
Change in foreign currency translation adjustments	(21,731)	—	(22,025)	2,024
Comprehensive Income Available to Common Stockholders	$(6,931,234)	$(12,252,437)	$(16,057,473)	$5,760,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

								Accumulated
					Common	Additional		Other			Redeemable	Total
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Comprehensive		Non-controlling	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Income	Sub Total	Interest	Interest	Equity
Balance at October 31, 2018	79,590	$5	39,797,869	$39,798	$251,617	$370,391,425	$(391,512,465)	$800,048	$(20,029,573)	$(5,573,501)	$—	$(25,603,074)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	42,652	—	42,652
Conversion of preferred series H	(63,000)	(3)	28,828,953	28,829	—	(28,829)	—	—	(3)	—	—	(3)
Conversion of preferred series I	(16,590)	(1)	7,583,560	7,584	—	(7,584)	—	—	(1)	—	—	(1)
Elimination of non-controlling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	—	—	(6,951,015)
Issuance of common stock payable	—	—	100,225	99	(50,323)	50,224	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	821,651	—	—	821,651	—	—	821,651
Extinguishment of debt	—	—	46,033	46	—	14,056,067	—	—	14,056,113	—	—	14,056,113
Issuance of warrants	—	—	—	—	—	9,032,435	—	—	9,032,435	—	—	9,032,435
Acquisition of NCI of Veneto	—	—	—	—	—	—	—	—	—	51,090	—	51,090
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	9,870,762	—	9,870,762
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	11,999,557	—	11,999,557
Acquisition of NCI of HDS	—	—	—	—	—	—	—	—	—	5,565,285	—	5,565,285
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	4,073,898	4,073,898
Currency translation adjustment	—	—	—	—	—	—	—	398	398	—		398
Net Income (Loss)	—	—	—	—	—	—	(12,115,604)	—	(12,115,604)	(272,147)	—	(12,387,751)
Balance at January 31, 2019	—	$—	76,356,640	$76,356	$201,294	$387,364,374	$(403,628,069)	$800,446	$(15,185,599)	$21,683,698	$4,073,898	$10,571,997

Balance at July 31, 2018	79,590	$4	31,402,169	$31,402	$2,168,951	$368,379,293	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$—	$(43,584,668)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	133,679	—	133,679
Conversion of preferred series H	(63,000)	(3)	28,828,953	28,829	—	(28,829)	—	—	(3)	—	—	(3)
Conversion of preferred series I	(16,590)	(1)	7,583,560	7,584	—	(7,584)	—	—	(1)	—	—	(1)
Elimination of non-controlling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	—	—	(6,951,015)
Issuance of common stock payable	—	—	8,495,924	8,495	(1,967,657)	1,959,162	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	924,845	—	—	924,845	—	—	924,845
Extinguishment of debt	—	—	46,033	46	—	14,056,067	—	—	14,056,113	—	—	14,056,113
Issuance of warrants	—	—	—	—	—	9,032,435	—	—	9,032,435	—	—	9,032,435
Acquisition of NCI of Veneto	—	—	—	—	—	—	—	—	—	51,090	—	51,090
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	9,870,762	—	9,870,762
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	11,999,557	—	11,999,557
Acquisition of NCI of HDS	—	—	—	—	—	—	—	—	—	5,565,285	—	5,565,285
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	4,073,898	4,073,898
Currency translation adjustment	—	—	—	—	—	—	—	2,024	2,024	—		2,024
Net Income (Loss)	—	—	—	—	—	—	5,758,399	—	5,758,399	(360,403)	—	5,397,996
Balance at January 31, 2019	—	$—	76,356,640	$76,356	$201,294	$387,364,374	$(403,628,069)	$800,446	$(15,185,599)	$21,683,698	$4,073,898	$10,571,997

								Accumulated
						Additional		Other			Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Comprehensive		Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income	Sub Total	Interest	Equity
Balance at October 31, 2019	—	$—	61,225,895	$61,226	$—	$417,064,612	$(427,853,820)	$796,922	$(9,931,060)	$14,800,447	$4,869,387
Stock compensation expense	—	—	—	—	—	449,239	—	—	449,239	—	449,239
Shares issued for deferred offering	—	—	1,719,901	1,720	(767,690)	765,970	—	—	767,690	—	—
Shares issued for services	—	—	560,000	560	—	243,040	—	—	243,600	—	243,600
Issuance of common stock payable	—	—	32,611	33	—	14,468	—	—	14,501	—	14,501
Conversion of debt to equity	—	—	3,376,682	3,374	—	1,164,546	—	—	1,167,920	—	1,167,920
Issuance of common stock for acquisitions	—	—	—	—	—	—	—	—	—	—	—
Reduction of derivative liabilities	—	—	—	—	—	364,591	—	—	364,591	—	364,591
Purchase of shares in subsidiary	—	—	1,905,912	1,906	—	(1,906)	—	—	—	—	—
Shares issued upon issuance of debt	—	—	308,000	308	—	141,682	—	—	141,990	—	141,990
Currency translation adjustment	—	—	—	—	—	—	—	(21,731)	(21,731)	—	(21,731)
Net Income (Loss)	—	—	—	—	—	—	(6,909,503)	—	(6,909,503)	(370,527)	(7,280,030)
Balance at January 31, 2020	—	$—	69,129,001	$69,127	$(767,690)	$420,206,242	$(434,763,323)	$775,191	$(14,480,453))	$14,429,920	$(50,533)

Balance at July 31, 2019	—	$—	78,608,419	$78,608	$—	$408,550,211	$(418,727,875)	$797,216	$(9,301,840)	$16,974,439	$7,672,599
Stock compensation expense	—	—	—	—	—	1,236,697	—	—	1,236,697	—	1,236,697
Shares issued for deferred offering	—	—	1,719,901	1,720	(767,690)	765,970	—	—	767,690	—	—
Shares issued for services	—	—	560,000	560	—	243,040	—	—	243,600	—	243,600
Issuance of common stock payable	—	—	436,121	436	—	935,959	—	—	936,395	—	936,395
Conversion of debt to equity	—	—	5,006,548	5,005	—	2,899,753	—	—	2,904,758	—	2,904,758
Issuance of common stock for acquisitions	—	—	960,000	960	—	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	—	2,276,078	—	—	2,276,078	—	2,276,078
Cancellation of shares	—	—	(20,375,900)	(20,376)	—	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	1,905,912	1,906	—	1,985,484	—	—	1,987,390	(1,987,390)	—
Shares issued as debt issuance cost	—	—	308,000	308	—	141,682	—	—	141,990	—	141,990
Currency translation adjustment	—	—	—	—	—	—	—	(22,025)	(22,025)	—	(22,025)
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	—
Net Income (Loss)	—	—	—	—	—	—	(16,035,448)	—	(16,035,448)	(557,129)	(16,592,577)
Balance at January 31, 2020	—	$—	69,129,001	$69,127	$(767,690)	$420,206,242	$(434,763,323)	$775,191	$(14,480,453)	$14,429,920	$(50,533)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(16,592,577)	$5,397,996
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	407,141	378,200
Amortization of operating lease right-of-use assets	45,128	—
Stock compensation expense	1,236,697	924,845
Shares issued for services	243,600	—
Changes in fair value of contingent purchase consideration	—	(15,147,591)
Amortization of debt discount	2,955,576	—
Change in fair value of derivative liabilities - convertible notes	(1,406,799)	(177,844)
Change in fair value of derivative liabilities - convertible warrants	51,823	35,119
Change in fair value of derivative liabilities - downside protection	5,000,966	—
Change in fair value of common stock payable	(115,054)	—
Impairment of long-lived assets	—	99,519
Bad debt expense	10,981	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(81,320)	686,889
Inventory	(232,015)	385,987
Accounts payable and accrued expenses	4,136,266	3,296,630
Accrued interest on notes receivable	—	(18,288)
Operating lease liabilities	(44,338)	—
Other current assets	(216,352)	2,936
Other assets	2,183	(10,997)
Other current liabilities	—	4,620
Other liabilities	—	171,562
Net cash used in operating activities	(4,598,094)	(3,970,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,616)	(26,671)
Purchase of intangible assets	—	(26,488)
Cash received in acquisition of a business, net of cash paid	49,305	1,722,814
Net cash provided by investing activities	44,689	1,669,655

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from (repayments to) related party	10,000	(3,305)
Payment of notes payable	(935,731)	(28,640)
Proceeds from note payable	5,361,975	3,524,460
Proceeds from issuance of common stock	109,770	—
Investment in subsidiary by noncontrolling interest	—	133,679
Net cash provided by financing activities	4,546,014	3,626,194

Effects of currency rate exchange on cash	(22,025)	2,024

Net(decrease) increase in cash and cash equivalents	(29,416)	1,327,456

Cash and cash equivalents, beginning of period	298,485	1,046,365

Cash and cash equivalents, end of period	$269,069	$2,373,821

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$25,000	$—
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of derivative liabilities	$2,276,078	$—
Discount on Derivative liability upon issuance of debt	$1,574,685	$165,833
Issuance of common stock for conversion of debt	$2,904,695	$—
Set up of ROU	$210,698	$—
Issuance of shares--common stock payable	$921,895	$—
Subscription receivable	$765,970	$—
Shares issued as debt issuance cost	$141,990	$—
Conversion of series H 9% convertible preferred stock to common stock	$—	$25,200
Conversion of series I 9% convertible preferred stock to common stock	$—	$6,631
Note payable issued for acquisition of a business	$—	$35,000,000
Acquisition of Veneto assets & liabilities - First Closing	$—	(13,947,462)
Acquisition of Veneto assets & liabilities - Second Closing	$—	(19,948,909)
Acquisition of Regentys assets & liabilities	$—	(337,538)
Acquisition of Olaregen assets & liabilities	$—	212,355
Extinguishment of HDS debt	$—	(14,056,109)
Note payable issued for acquisition of a business	$—	35,000,000
Market value of convertible notes	$—	2,110,000
Derivative liability - convertible notes	$—	2,530,983
Derivative liability - convertible warrants	$—	157,552

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Note 1 – Organization of Business and Going Concern:

Generex Biotechnology Corporation (“Generex” or the “Company”), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. It is engaged primarily in the research and development of drug delivery systems and the use of the Company’s proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator; and through the Company’s wholly-owned subsidiary, NuGenerex Immuno-Oncology (“NGIO”), formerly Antigen Express, Inc., or “Antigen”), has undertaken work on immunomedicines incorporating proprietary vaccine formulations.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $435 million and a working capital deficiency of approximately $35.6 million at January 31, 2020. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this document. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

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

Operating results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at January 31, 2020 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Revenue from product sales of Olaregen’s Excellagen® is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. Revenue from product sales of Pantheon medical surgical kits used in surgical procedures is recorded all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client which occurs upon the completion of surgical procedure when the product utilized and the medical facility provides a final list of products consumed. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, contractual arrangement and specific known market events and trends. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

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

	Three Months ended	Three Months ended
Revenue Source	January 31, 2020
Product sales	$848,805	$1,562,276
Management services	8,622	16,878
Total Revenue	$857,427	$1,579,154

Provisions for estimated sales returns and uncollectible accounts are recorded in the period in which the related sales are recognized based on historical and anticipated rates.

The Company determines whether it is the principal or agent for its retail pharmacy contract services on a contract by contract basis. In the majority of its contracts, the Company has determined it is the principal due to it: (i) being the primary obligor in the arrangement, (ii) having latitude in changing the product or performing part of the service, (iii) having discretion in supplier selection, (iv) having involvement in the determination of product or service specifications, and (v) having credit risk. The Company’s obligations under its client contracts for which revenues are reported using the gross method are separate and distinct from its obligations to the third-party pharmacies included in its retail pharmacy network contracts. Pursuant to these contracts, the Company is contractually required to pay the third-party pharmacies in its retail pharmacy network for products sold, regardless of whether the Company is paid by its clients. The Company’s responsibilities under its client contracts typically include validating eligibility and coverage levels, communicating the prescription price and the co-payments due to the third-party retail pharmacy, identifying possible adverse drug interactions for the pharmacist to address with the prescriber prior to dispensing, suggesting generic alternatives where clinically appropriate, and approving the prescription for dispensing. Although the Company does not have credit risk with respect to Retail Co-Payments or inventory risk related to retail network claims, management believes that all of the other applicable indicators of gross revenue reporting are present. For contracts under which the Company acts as an agent, revenue is recognized using the net method..

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

Note 3 - Commitments and Contingencies:

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000. This has been accrued in the unaudited condensed interim consolidated financial statements.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. As of January 31, 2020, the value of the warrants have a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter. Three Brothers has moved for summary judgment seeking to confirm the arbitrator’s original decision with respect to the monetary award of $210,000, attorney’s fees, cost and interest while also requesting that the court  remand the award to the arbitrator to determine the value of 84,000 warrants to potentially be a value in excess of $3,000,000.  Generex has crossed moved for summary judgment to affirm the award with regard to the warrants to the extent it can be interpreted as awarding little or no value for the Warrants. All motions are fully submitted and pending before the court.

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

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. in the District Court of Dallas County, Texas requesting damages of $3,413,000. In connection with the closing of the Veneto acquisition, Compass Bank had a lien on certain assets that were supposed to be transferred into the ownership of NuGenerex, a subsidiary of Generex. Those assets were never transferred due to regulatory impositions. Generex had listed Compass Bank as an intended third party beneficiary to the transaction in relation to the assets liened and Veneto ceased payments upon the loan which the lien generated from. Compass bank filed suit against 6 parties involved in the transaction to collect on the loan, including NuGenerex. NuGenerex’s position is the contract was frustrated by the fact that the assets that were liened were never transferred by Veneto to NuGenerex, NuGenerex did not receive any benefit from the agreement, and thus NuGenerex is not responsible to Compass Bank for repayment of a loan on assets not transferred. Generex intends to implead Brooks Houghton for indemnification who was retained to perform due diligence on the transaction.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution, which was later filed against the Company. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The matter is set for a final hearing to commence on August 25, 2020. The Company has served its initial discovery in this matter. At this early stage, it is premature to express an opinion about possible outcome. As of January 31, 2020, the Company has accrued for the full $2,752,235 balance.

On December 2, 2019 the Company was named as a respondent in an arbitration brought by KSKZ Management, LLC before the American Arbitration Association in Texas.  The Claimant alleges that the Company breached a consulting agreement that purportedly obligated the Company to pay claimant a monthly consulting fee for three years.  Kevin Kuykendall is the manager and a member of Claimant. Claimant is seeking approximately $3,450,000 in unpaid consulting fees allegedly due.  The Company is vigorously defending itself and has filed counter-claims against Claimant.

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim.  The Company is evaluating the claim and has had a preliminary settlement discussion with the plaintiff and it is too early to determine that the liability is probable or estimable.

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

Acquisitions

ALTuCELL

On November 22, 2019, the Company entered into a Stock Purchase Agreement (“SPA”) for the purchase of 51% of the outstanding capital stock of GH Care, Inc. DBA ALTuCELL, Inc.(“ALTuCELL”).

Under the SPA, in exchange for the ALTuCELL Stock, Generex will issue to ALTuCELL 2,240,000 shares of Generex common stock with an attributed value of $4 million to be issued at the market price of the day at closing, but no less than $0.89 per share. The Company will also pay $2.5 million in cash of which $212,000 has already been paid. In addition to stock and cash at closing, Generex has agreed to pay up to an aggregate of $3,500,000 to ALTuCELL upon ALTuCELL’s attainment of certain milestones.

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of January 31, 2020, Generex has advanced $212,000 to ALTuCELL. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

Olaregen

On November 24, 2019, the Company amended the Stock Purchase Agreement with Olaregen. The Company was obligated to pay in full $11,600,000 to Olaregen by November 30, 2019, in connection with the purchase of Olaregen capital stock. Effective November 24, 2019, the deadline has been extended to January 31, 2020. The Company is negotiating the terms of a new extension and there has been no demand for payment at this time.

Regentys

On November 25, 2019, the Company amended the Stock Purchase Agreement with Regentys originally on January 7, 2019. Effective November 25, 2019, the remaining three payments of $2,039,001, $2,000,000, and $3,000,000 are all payable on or before December 30, 2019. The Company is negotiating the terms of a new extension and there has been no demand for payment at this time.

Note 4 – Leases

The Company has various operating lease agreements with terms up to 3 years, including leases of office space. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

The Company adopted ASC 842 effective August 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

•	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to August 1, 2019.
•	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and
•	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.
•	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.64 years, with a weighted-average discount rate of 9.5%.

The Company incurred lease expense for its operating leases of $52,112 for six months ended January 31, 2020.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of January 31, 2020:

Maturity of operating lease liabilities for the remainder of the current fiscal year and the following fiscal years:
2020	$60,125
2021	$75,675
2022	$38,139
2023	$9,681
2024	$—
Thereafter	$—
Total undiscounted operating lease payments	$183,620
Less: Imputed interest	$17,260
Present value of operating lease liabilities	$166,360

Note 5 – Inventory

Inventory consists of the following components:

	January 31,	July 31,
	2020	2019
Raw materials	$227,971	$77,782
Finished goods	633,123	285,226
Total Inventory	$861,094	$363,008

Note 6 – Property and Equipment

Property and equipment, net consisted of the following:

	January 31,	July 31,
	2020	2019
Computers and technological assets	$163,168	$163,168
Machinery and equipment	460,477	386,929
Furniture and fixtures	80,586	73,227
Leasehold Improvements	16,596	16,596
	720,827	639,920
Less accumulated depreciation	(237,706)	(139,927)
	$483,121	$499,993

Depreciation expense related to property and equipment for the six months ended January 31, 2020 and January 31, 2019 was $97,779 and $54,426, respectively.

Note 7 – Goodwill and Intangible Assets

Intangible assets consist of the following at:

	Estimated	January 31,	July 31,
	Useful Lives	2020	2019
In-Process Research & Development		$8,761,427	$8,761,427
Non-compete agreements	3 years	1,566,700	1,210,000
Developed software/technology	5 years	172,500	131,000
Vendor agreements and other intangibles		775,674	51,274
		11,276,301	10,153,701
Less accumulated amortization		(628,794)	(319,432)
		$10,647,507	$9,834,269

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life.

Amortization expense amounted to $309,362 and $323,774 for the six months ended January 31, 2020 and January 31, 2019, respectively.

The estimated amortization expense remainder of the current fiscal year and for the next five years and thereafter is as follows:

Year Ending July 31,	Amount
For the period February 1, 2020 to July 31, 2020	$308,119
2021	616,744
2022	346,794
2023	94,510
2024	75,018
Thereafter	445,166
Total	$1,886,351

Changes in the value of goodwill:

Balance as of July 31, 2019	$38,297,573
Acquisition of MediSource and Pantheon	603,553
Balance as of January 31, 2020	$38,901,126

Note 8 – Notes Payable

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $147,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount. The effective interest is 27.5%.

On January 24, 2019, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold its convertible note bearing interest at 10% per annum (the “Notes”) in the principal amount of $530,000. The purchase price of the Notes was $505,000 and the remaining $25,000 of principal amount represents original issue discount. Pursuant to the Securities Purchase Agreement, Generex also sold warrants to the investors to purchase 42,399 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the Notes resulting in full discount of the Notes.

In February 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company sold each investor a $750,000 convertible note bearing interest at 10% per annum (the “Notes”). The total purchase price of the Notes was $1,425,000 and the remaining $75,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 70% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 143,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Notes (Note 14) resulting in full discount of the Notes. One of the notes went into default during the quarter. Pursuant to a settlement agreement, the Company agreed to settle the debt by making a $900,000 payment and converting $350,000 of the remaining principal into common stock of the Company. The Company recognized a loss on settlement of debt of $403,214.

In April 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company sold convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $1,060,000. The purchase price of the Notes was $1,000,000 and the remaining $60,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 70% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 247,755 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Notes resulting in full discount of the Notes.

In May 2019, the Company consummated a Stock Purchase Agreement entered into January 14, 2019 to which the Company sold $2,000,000 Promissory Note bearing interest at 7% per annum (the “Notes”) originally due and payable on August 1, 2019. The note remains active and interest has continued to accrue while new terms of the note are in process of being negotiated.

In July 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company sold convertible notes bearing interest at 9% per annum (the “Notes”) in the aggregate principal amount of $446,600. The purchase price of the Notes was $400,000 and the remaining $46,600 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 80% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $206,548 and was recorded as a discount of the Notes.

On February 19, 2020, a lender made a formal demand for repayment of a note payable due on August 29, 2020 and has threatened litigation if payment is not tendered. The demand for payment in the amount of $1,292,621 in cash includes original principal in the amount of $872,500 and approximately $360,442 in penalties.

In August 2019, the Company borrowed $1,000,000 from an investor, bearing 10% interest per annum, with an original issue discount of $150,000. $1,150,000 is due in one year from the date of issuance.

In August and September 2019, the Company entered into Securities Purchase Agreements with three investors pursuant to which the Company sold convertible notes bearing interest between 9% and 10% per annum (the “Notes”) in the aggregate principal amount of $2,222,500. The purchase price of the Notes was $1,976,745 and the remaining $245,755 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: 80% of the lowest trading price of the common stock on the ten or twenty days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,052,349 and was recorded as a discount of the Notes.

On February 19, 2020, a lender made a formal demand for repayment of a note payable due on August 29, 2020 and has threatened litigation if payment is not tendered. The demand for payment in the amount of $1,292,621 in cash includes original principal in the amount of $872,500 and approximately $360,442 in penalties.

During the second quarter of fiscal 2020, the Company entered into Securities Purchase Agreements with four investors pursuant to which the Company sold convertible notes bearing interest between 4% and 10% per annum (the “Notes”) in the aggregate principal amount of $495,000. The purchase price of the Notes was $550,000 and the remaining $55,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $410,828 and was recorded as a discount of the Notes.

In December 2019, the Company entered into Securities Purchase Agreements with an investor pursuant to which the Company sold a convertible note bearing interest of 12% per annum in the principal amount of $2,200,000. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 95% of the lowest stock five trading days prior to conversion less. During the quarter, the Company defaulted on the note for not filing the S-1 within a required period. Thereafter the interest increased to 22% per annum and the conversion price decreased to 85% of the lowest stock five trading days prior to conversion. This embedded conversion feature was deemed to require bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $111,508 and was recorded as a discount of the note. The investor has subsequently filed suit and the Company is evaluating the claim and has had a preliminary settlement discussion with the plaintiff.

Amount
Balance of notes payable at July 31, 2019	$8,368,379
Issuances of debt	5,361,975
Debt discount	(1,139,178)
Amortization of debt discount	2,955,576
Conversions	(2,794,851)
Payments	(935,731)
Balance of notes payable at January 31, 2020	$11,816,170

On December 28, 2017, the Company through its wholly owned subsidiary NuGenerex Distribution Solutions, LLC (“NuGenerex”), completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note due and payable in full on June 28, 2018 bearing an annual interest rate of 3%. The note was extended by six months and set to mature with the same terms on December 28, 2018. The note remains active and interest has continued to accrue while new terms of the note are in process of being negotiated.

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

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively held a principal plus of $615,000 as of the date of acquisition. As of January 31, 2020, the remaining principal balance was $353,375 with an unamortized debt discount balance of $3,719. These notes have an accrued interest balance of $53,442 as of January 31, 2020.

Note 9 – Derivative Liability

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Based on the various convertible notes described in Note 9, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of January 31, 2020:

following table presents the activity for derivative liabilities measured at estimated fair value:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Derivative Liability - Downside Protection	Total
Balance as of July 31, 2019	$4,156,196	$325,250	$3,338,836	$7,820,282
Additions during the period	1,544,331	30,353	—	1,574,684
Change in fair value	(1,493,570)	51,823	5,000,966	3,669,787
Change due to conversion / exercise / redemptions	(2,556,082)	(36,435)	—	(2,703,085)
Balance as of January 31, 2020	$1,650,875	$370,991	$8,339,802	$10,361,668

Note 10 - Stockholders’ Equity:

Common Stock

On November 13, 2018, the Company declared a stock dividend on its outstanding Common Stock for stockholders of record date to be determined (the “Record Date”). As a result, all stockholders on the Record Date received twenty new shares of Common Stock for each share of Common Stock owned by them as of that date.

On February 24, 2020, Generex issued a 1.4:1 stock split (the “Stock Split”) and paid a stock dividend (“Stock Dividend”) consisting of two shares of NGIO for every five shares of Generex, or 40%. Some stockholders and option holders waived their rights to participate in the 1.4:1 stock split and the 40% Stock Dividend. Proportional adjustments for the stock split was made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the condensed interim consolidated financial statements.

In August 2019, the Company issued 400,000 and 560,000 shares of common stock valued at $2.50 per share for the acquisition of MediSource and Pantheon, respectively.

On September 12, 2019, 20,375,900 outstanding shares of common stock were cancelled by the Company held by Joe Moscato TTEE Friends of Generex Biotechnology Investment Trust U/A/D 4/2/2019, a trust formed for the benefit the Company and any 80% controlled subsidiary of the Company by several shareholders contributing in the aggregate 33,175,900 shares of the Company’s Common Stock and 8,293,975 shares of  NGIO commons shares (the “Friends of Generex Trust”), similar to the Stock Control Agreement previously entered into by the same shareholders on December 1, 2018 filed in an 8-K filed on December 3, 2019, incorporated herein by reference.

On November 25, 2019 , the Company entered an Equity Purchase Agreement with an investor to purchase up to $40,000,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. The Company also issued 1,719,901 common stock of Commitment Shares upon execution of the agreement as consideration for the investor’s commitment to purchase additional shares of our common stock pursuant to the agreement. (Note 12)

During the second quarter of 2020, the Company issued 560,000 shares of common stock to a vendor for services valued at $0.44 per share, or $243,600 and 308,000 shares of common stock to investors as debt issuance cost in conjunction with the issuance of notes payable which were valued at priced per share between $0.42 and $0.51, or total of $141,990.

During the six months ended January 31, 2020, 436,120 shares of common stock payable were issued. As of January 31, 2020, 281,810 shares remain to be issued resulting in common stock payable $86,239.

During the six months ended January 31, 2020, the Company issued 5,006,548 shares of common stock for the conversion of $2,904,695 of debt.

Non-controlling Interest

Regentys

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of January 31, 2020, Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

Olaregen

Pursuant to the Company’s acquisition of Olaregen on January 7, 2019 to acquire a 51% interest, the Company was issued 3,282,632 shares of Olaregen common stock. In May 2019, the Company issued 4,000,000 shares of common stock contributed and provided by the Friends of Generex Trust and a $2 million note payable for the acquisition of 592,683 shares of Series A Preferred Stock of Olaregen pursuant to a Stock Purchase Agreement entered into January 14, 2019 subject to the approval of the Board of Directors of Olaregen and consummated on May 10, 2019. On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares of common stock in Olaregen from other shareholders of Olaregen in exchange for 1,905,912 shares of Generex common stock and 476,478 shares of NGIO common stock. In September 2019, the Company converted all of the Series A Preferred Stock of Olaregen into common stock of Olaregen.

As of January 31, 2020, Olaregen had a total of 6,236,390 shares of common stock and zero Series A voting preferred stock outstanding. As such, there are 1,461,075 of shares that belong to non-controlling interest shareholders which represents a 23.43% non-controlling interest.

On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO in. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

Veneto

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

NuGenerex Immuno-Oncology, Inc.

On February 25, 2019, we issued a stock dividend to our shareholders, whereby our shareholders received one (1) share of NGIO for every four (4) shares of our stock held on the dividend date.

Note 11 – Redeemable Non-Controlling Interest:

Pursuant to the Company’s acquisition of 51% of the outstanding capital stock of Regentys, Regentys had authorized 7,500,000 shares of redeemable Series A Convertible Preferred Stock (“Preferred Stock A”), with a par value of $0.0001 and redemption value of $0.65 per share of which 2,793,192 Preferred Stock A was outstanding as of the date of acquisition and as of January 31, 2020. Preferred Stock may be converted into common stock at the initial conversion ratio of 1:1 which ratio shall be adjusted in accordance with stock dividends, splits, combinations and other similar events, including the sale of additional shares of common or preferred stock and the holders of Preferred Stock A are entitled to vote, together with the holders of Regentys common stock, on all matters submitted to stockholders of Regentys for a vote. At any time after November 1, 2026, the holders of the Company’s Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their shares for cash at a redemption price equal to its liquidation value. Accordingly, this Preferred Stock A was valued to be $4,073,898 at the time of acquisition of Regentys and reclassified as Redeemable Non-Controlling Interest outside of stockholders’ deficit on the consolidated balance sheets.

Note 12 – Subscription Receivable

On November 25, 2019, the Company entered an Equity Purchase Agreement with an investor to purchase up to $40,00,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (subject to limitations) from time to time over a 36-month period. The Company issued 1,719,901 shares of common stock (“Commitment Shares”) to the investor upon execution of the agreement as consideration for the investor’s commitment to purchase additional shares of our common stock pursuant to the agreement. The investor will be required to return half of such shares to the Company if the Company determines, in its discretion, to terminate the agreement within 6 months of a registration statement including this agreement as being declared effective pursuant to a registration rights agreement with the investor which the Company filed with the SEC the registration on February 2, 2018. As of the date this quarterly report was filed, the registration statement has not been declared effective. There shares were valued at $0.45 per share, or $767,690 and have been recorded as a subscription receivable until such time that funding has occurred, or pursuant to the completion of other conditions of the agreement.

Note 13 - Stock-Based Compensation:

Stock Option Plans

The Company has two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). At January 31, 2020, there were 2,818,830 and 230,892,975 shares available under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2019	8,116,495	$0.84	7.21	$15,961,391
Granted	1,404,200	$2.09	4.67	—
Forfeited or expired	(397,500)	$0.79	7.07	—
Exercised	—	—	—	—
Outstanding - January 31, 2020	9,123,195	$1.05	6.39	$139,216

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on January 31, 2020. The market values as of January 31, 2020 was $0.22 based on the closing bid price for January 31, 2020.

There were 4,573,762 vested common stock options under the Plan as of January 31, 2020. The compensation expense was $1,234,715 for the six months ended January 31, 2020. The Company had $3,785,311 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan at January 31, 2020 to be recognized over an average of 2.49 years.

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

January 31, 2020
Exercise price	$1.44 – 1.49
Time to expiration	5 years
Risk-free interest rate	1.51% - 1.59%
Estimated volatility	153.4%
Expected dividend	—
Stock price at valuation date	$1.44 – 1.49

During 2019, the Company established a Direct Stock Purchase Plan (“2019 Plan”) pursuant to which eligible participants may acquire shares of common stock in lieu of certain cash obligations otherwise owed to participants during the 2019 calendar year. The 2019 Plan automatically terminated on December 31, 2019. There was a total of 1,680,000 shares of common stock reserved under the plan of which no shares have been issued.

Note 14 - Warrants:

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2019	21,559,553	$1.81	0.40	$4,500,000
Issued	88,000	2.50	4.54	—
Forfeited	(80,000)	2.50	—	—
Expired	(21,000,000)	1.79	0.01	—
Outstanding - January 31, 2020	567,553	$2.50	2.70	$—

During the six months ended January 31, 2020, the Company issued 88,000 warrants to investors of convertible notes and 21,000,000 warrants expired due to the passage of time, and 80,000 warrants were forfeited upon settlement of a note. All the warrants issued vested immediately upon issuance. Additionally, 84,000 warrants are to be issued to AEXG in connection with an arbitrator’s award.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
Weighted average number of common shares outstanding - Basic	65,603,002	64,462,007	67,765,862	48,195,762
Potentially dilutive common stock equivalents	—	—	—	8,397,084
Weighted average number of common and equivalent shares outstanding - Diluted	65,603,002	64,462,007	67,765,862	56,592,846

The following table provides weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, as of January 31, 2020 and 2019, respectively.

	Six Months Ended January 31,
	2020	2019
Convertible debt	34,374,900	2,822,013
Stock options	9,123,195	7,122,415
Warrants	567,553	168,798
Total	44,065,648	10,113,226

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

Travis H. Bird was the CEO and principal owner of both Pantheon and MediSource.

Under the APAs:

•	Generex issued 400,000 shares of common stock in exchange for the Pantheon assets, and 560,000 shares of common stock in exchange for the MediSource assets.
•	Generex and NDS will pay up to $700,000 in cash to Pantheon as an earn out payment. No payment will be made unless the business conducted by NDS using the former Pantheon assets has EBITDA in the twelve months following closing in excess of $500,000. If the Pantheon business’s EBITDA meets or exceeds $1,000,000, the entire $700,000 will be paid. If the Pantheon business’s EBITDA exceeds $500,000 but is less than $1,000,000, a pro rata portion of the $700,000 earn-out will be paid.
•	Generex and NDS will pay up to $500,000 in cash to MediSource as an earn out payment. No payment will be made unless the business conducted by NDS using the former MediSource assets has EBITDA in the twelve months following closing in excess of $130,000. If the MediSource business’s EBITDA meets or exceeds $500,000, the entire $500,000 will be paid. If the MediSource business’s EBITDA exceeds $130,000 but is less than $500,000, a pro rata portion of the $500,000 earn-out will be paid.
•	In the event the EBITDA targets are met for one or both MediSource and Pantheon, Travis Bird will receive sales commissions equal to 15% of net sales during the first year following closing, and 10% of net sales during the second year.
•	Both MediSource and Pantheon agreed to waive the 1.4:1 stock split Generex announced it will issue if Generex is listed on NASDAQ.
•	Each of Pantheon and MediSource will retain 50% of its cash on hand and 50% of its accounts receivable, with the remainder transferred to NDS at closing.
•	Generex and NDS will not assume any Pantheon or MediSource liabilities except for post-closing obligations under assumed contracts.
•	Pantheon and MediSource will not transfer their Medicare and Medicaid numbers.

At closing, Mr. Bird entered into an 18-month consulting agreement with NDS. As compensation, Mr. Bird will receive Generex common stock with a value of $250,000, as well as monthly payments equaling $97,222. The monthly payments shall be paid from any available cash from the operations of Pantheon and MediSource. Any remaining balance of such monthly payments will consist of common stock. The agreement specifies the shares are to be freely tradeable. In addition, Mr. Travis will agree to fully assign and exchange any ownership rights in any new technology he develops with the Company, in exchange for a payment of $500,000 in value of common stock for each completed item submitted to the FDA.

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
	$1,112,600

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the six months ended January 31, 2020 and 2019 as though the Company acquired MediSource and Pantheon on the first day of each fiscal year are set forth below.

	Three months Ended		Six months Ended
	January 31,		January 31,
	2020	2019	2020	2019
Revenues	$857,427	$3,968,796	$1,579,088	$6,109,796
Cost of revenues	165,659	2,217,142	299,277	3,204,551
Gross profit	691,768	1,751,654	1,279,811	2,905,245
Operating expenses	4,707,483	7,590,467	9,844,237	10,220,321
Operating loss	5,399,251	9,342,121	8,564,426	(7,315,077)
Other income (expense)	(3,363,518)	(6,507,715)	(8,127,354)	12,882,229
Net loss	$(8,762,769)	(15,849,836)	$(16,691,780)	5,566,152
Comprehensive net loss	$(6,667,662)	$(12,515,686)	$(15,980,209)	$5,397,996

Note 17 – Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax gain or (loss) arising from domestic operations (United States) were $(16,671,769) and $(11,006,793) for the six months ended January 31, 2020 and the year ended July 31, 2019, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(20,011) and $(326,461) for the six months ended January 31, 2020 and the year ended July 31, 2019, respectively.

As of January 31, 2020, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $220 million, of which $196 million will expire in 2020 through 2038, and $23.9 million will not expire. The non-expiring portion is limited to 80% of the current year taxable income of the respective entity. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.4 million, which expire in 2025 through 2040. NGIO has NOL carryforwards of approximately $36.2 which will expire in 2020 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.3 million, of which $5.0 million will expire in 2033 through 2038. Olaregen Therapeutics, Inc. has NOL carryforwards of $1.7 million which will not expire. Veneto has NOL carryforwards of $9.2 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and NGIO and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of January 31, 2020, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of over $70 million with a full allowance equal to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. During the period ended January 31, 2020, the Company acquired certain assets of MediSource Partners, LLC and Pantheon Medical. The assets are included within Generex Biotechnology Corporation.

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

Between February 3rd and the date of this filing, debt holders converted $1,267,294 of principal and $92,780 of accrued interest into 4,801,652 shares of common stock.

On February 10, 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $305,000. The purchase price of the note was $270,000 and the remaining $35,000 of principal amount represents $30,000 of original issue discount and $5,000 of closing costs. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal 80% of the lowest closing price as of the day of the notice. Additionally, the Company issued 35,000 shares of common stock to the investor upon execution of the note.

On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO in. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages, which is balance of the note. The plaintiff also filed a confession of judgment in support of its claim.  The Company is evaluating the claim and has had a preliminary settlement discussion with plaintiff.

On February 18, 2020, the Company filed a Registration Statement on Form S-1, filed with United States Securities and Exchange Commission.  The prospectus relates to the offer and sale of up to 26,806,714 shares of common stock of the Company by the selling stockholders

On February 24, 2020, Generex issued a 1.4:1 stock split and paid a stock dividend consisting of two shares of NGIO for every five shares of Generex. Proportional adjustments for the stock split was made to the Company’s outstanding stock options, and warrants including all share and per-share data, for all amounts and periods presented in the condensed interim consolidated financial statements.

On February 28, 2020, Generex Biotechnology Corporation (“Generex”) entered into a Collaboration Agreement with Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (an affiliate of China Technology Exchange), to develop a COVID-19 vaccine using the Ii-Key Peptide vaccine technology of Generex’s majority owned subsidiary, NGIO.

On February 28, 2020, the Company entered into a series of Securities Purchase Agreements with three investors pursuant to which we agreed to sell and sold convertible notes bearing interest at 9.5% per year in the aggregate principal amount of $281,600. The purchase price of the notes in the aggregate was $256,000 and the remaining $25,600 of principal amount represents original issue discount. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal 80% of the lowest closing price for the ten trading days prior to the day of the notice.

On March 12, 2020, the Company’s subsidiary of which the Company owns 91%, NGIO filed a Registration Statement on Form 10 to register its common stock pursuant to Section 12(g) of the Exchange Act with United States Securities and Exchange Commission.

On March 18, 2020, Generex received a letter from counsel for Efrat Investments LLC, the holder of two of the Company’s Convertible Promissory Notes (“Notes”), in the aggregate principal amount of $446,600, claiming damages for failure to receive, upon conversion of the Notes, additional shares of Generex common stock attributable to Generex’s February, 2020 stock dividend.  The letter cites several bases for liability, and also claims that Generex has violated securities laws by failing to disclose Generex’s conduct  relating to Efrat in certain SEC filings.  The letter demands payment of $627,497 in damages and/or delivery of 250,813 shares of Generex Common Stock.  Generex intends to vigorously defend this claim.  Generex does not agree with Efrat’s interpretation of the terms of the Notes leading to this claim.  Generex strongly denies any claim of securities law violations by not disclosing these circumstances, for various reasons including that Generex did not and does not believe it engaged in any conduct requiring disclosure.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six-month periods ended January 31, 2020 and 2019. We closed on the following acquisitions during the six months ended January 31, 2020:

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

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2019, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the six months ended January 31, 2020.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2020 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	the risks associated with international operations; (including pandemics and public health problems, such as the outbreak of novel coronavirus (COVID-19);
•	our expectations concerning product candidates for our technologies;
•	our expectations concerning funding of obligations related to potential acquisitions and generally completing acquisitions;
•	our expectations concerning existing or potential development and license agreements for third-party collaborations, acquisitions and joint ventures;
•	our expectations concerning product candidates for our technologies;
•	our expectations regarding the cost of raw materials and labor, consumer preferences, the effect of government regulations on the Company’s business, the Company’s ability to compete in its industry, as well as future economic and other conditions both generally and in the Company’s specific geographic markets;
•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and
•	our expectations of when commercial sales of our products in development may commence and when actual revenue from the product sales may be received.

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

We intend to focus resources on NuGenerex Diagnostics, LLC’s (“NGDx”, as defined below) business, and on the businesses of Regentys, Olaregen and the MSO business acquired from Veneto, as well as additional acquisition targets, but do not intend to discontinue our historical activities. However, we will not pursue our historical business if we do not receive substantial financing for that purpose.

Overview of Business

Corporate History

Generex is based in Miramar, Florida, with offices in Dallas, Texas and Wellesley, Massachusetts. The Company was originally incorporated in the state of Delaware on September 4, 1997, for the purpose of acquiring Generex Pharmaceuticals Inc., a Canadian (Province of Ontario) corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and development and other activities. The Company’s acquisition of Generex Pharmaceuticals Inc. was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals Inc. exchanged their shares for shares of Generex common stock.

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

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which was incorporated in Ontario, Canada, remained as our wholly-owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals Inc.; Generex Pharmaceuticals Inc. is the 100% owner of 1097346 Ontario Inc., which was also incorporated in Ontario, Canada. In August 2003, we acquired NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (“NGIO”), a Delaware incorporated company. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. On February 28, 2019 Generex issued a dividend of NGIO to Generex shareholders in the amount of 1 share of Antigen for every 4 shares of Generex common stock. Generex still maintains majority control of NGIO.

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

 On March 28, 2019, the Company entered into an amendment, a “Restructuring Agreement” with Veneto and the equity owners of Veneto to restructure the payment of the New Note that provided, in lieu of any cash payments, the Company delivered on May 23, 2019 11,760,000 shares of our common stock; plus an aggregate 5,500,000 shares of the common stock of our subsidiary, Antigen. The Veneto assets acquired by Generex included management services operations, systems, facilities, and other services.

On January 7, 2019, we acquired a majority interest in Regentys Corporation (“Regentys”) for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $14,342,414 for a total net purchase price of $14,742,414. The total fair value of the assets acquired totaled $907,883 and goodwill of $13,834,581. Installments payable under the note were tied to specific business development objectives and dates. As of January 31, 2020, an additional $150,000 was paid for a total of $1,162,000 against the note. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $11,472,334 for a total net purchase price of $11,872,663. The total fair value of the assets acquired totaled $2,461,439 and goodwill of $9,411,224. $1,754,800 principal was paid against the note as of January 31, 2020 and an additional $13,770 was paid subsequently for a total aggregate of $1,768,570 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

On May 10, 2019, we acquired from a third party the outstanding Series A Preferred Stock in Olaregen in exchange for 4 million shares of the Company’s common stock, plus the issuance of a $2 million promissory note increasing our interest in Olaregen to approximately 62% of the Olaregen’s outstanding voting shares.

On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares of common stock in Olaregen from other shareholders of Olaregen in exchange for 1,905,912 shares of Generex common stock and 476,478 shares of NGIO common stock which increased our interest in Olaregen to approximately 77% of the Olaregen’s outstanding voting shares. In September 2019, the Company converted all of the Series A Preferred Stock of Olaregen into common stock of Olaregen.

On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO in. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

Historical Business

Historically, we have been a research and development company focused on the commercialization of Oral-lyn buccal insulin spray for diabetes. Additionally, through our subsidiary NGIO, we have a deep intellectual property portfolio of immunotherapy assets relating to the “Ii-Key” technology that activates the immune response for the treatment of cancer and infectious diseases. We have completed a Phase IIb clinical trial of AE37 immunotherapeutic peptide vaccine with the Ii-Key technology in over 300 women with breast cancer.

In 2017, we acquired HDS (now NuGenerex Diagnostics) and their diagnostic product portfolio of rapid point-of-care EXPRESS test kits and cassettes for infectious disease testing.

We believe that these legacy diagnostics, diabetes and cancer assets are may have significant value which is not being recognized due to missteps in the clinical development process by previous management, resulting inability to raise capital necessary to fund further development. We think the products and IP portfolio retain significant value. A recently signed co-development deal with a major pharmaceutical company for AE37 in triple negative breast cancer, and a licensing deal in China for AE37 in prostate cancer illustrate the potential for AE37 immunotherapeutic vaccine. Additionally, Oral-lyn has been reformulated to enter clinical trials for Type II diabetes. The HDS EXPRESS diagnostic technology has been expanded with the new, patent-pending EXPRESS II technology and a new product pipeline. We filled our first international commercial order for 40,000 units of its NGDx -Malaria PF/PV Cassette Test Kit to Imres, BV, a Netherlands-based medical distribution company, and was recently granted a CE Mark Certification under the European Medical Devices Directive (MDD) for its The Express II Syphilis Treponemal Assay, a rapid point-of-care diagnostic assay for the detection of syphilis antibodies in primary and secondary syphilis. As part of the reorganization plan, we placed our legacy assets into separate subsidiaries under the NuGenerex family of companies, including NuGenerex Diagnostics, NGIO, and NuGenerex Therapeutics (Oral-Lyn and RapidMist buccal delivery technology). Our strategy is to spin out NGIO as a separately traded public company, to reignite the Oral-Lyn development program with a reformulated buccal insulin spray, and to build out the diagnostics business, as detailed in the following paragraphs, however there are no assurances that we will be able to accomplish our strategic objectives.

Treatment of Legacy Assets

Generex and its subsidiary companies have extensive patent portfolios, with intellectual property for composition of matter, formulation, design, and use in a number of therapeutic areas, across multiple indications. As described, we plan to build our legacy assets with the ultimate goal to spin-out such assets at the appropriate time, which have been incorporated into NuGenerex subsidiary companies in an effort to unlock the potential unrealized value of the intellectual property and commercial opportunities for these development companies in major markets for immuno-oncology, diabetes, and infectious disease testing:

•	NuGenerex Therapeutics: Oral-lyn (Buccal Insulin) and RapidMist Buccal delivery technology
•	NuGenerex Immuno-Oncology: Phase II AE37 + Keytruda in TNBC; Antigen Express (Ii-Key), Licensing, Partnerships, investor dividend paid (1:4) for spin-out
•	NuGenerex Diagnostics: NGDx Express II rapid diagnostic tests for infectious disease.

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

NuGenerex Immuno-Oncology (NGIO, formerly Antigen Express)

NGIO is developing immunotherapeutic products and vaccines based on our proprietary, patented platform technology, Ii-Key. The Ii-Key is a peptide derived from the major histocompatibility complex (MHC) Class II associated invariant chain (Ii) that regulates the formation, trafficking, and antigen-presenting functions of MHC class II complexes, essential for the activation of T cells in the immune response. T cells recognize antigenic epitopes when they are 'presented' to them by specific molecules, termed (MHC) on the surface of infected or malignant cells. This interaction activates the T cells, stimulating a multicellular cascade of actions that eliminates the diseased cell and protects against future disease recurrence.

When the Ii-Key peptide is linked to an antigenic epitope, it can bind to MHC Class II molecules, displacing resident antigens from the antigen binding groove, essentially 'hijacking' the MHC class II complex to present the Ii-Key epitope to selectively activate T-Cell Th1 responses, thereby increasing the intensity and duration of the immune response.

NGION has developed a number of Ii-Key Hybrid peptides for the immunotherapeutic targeting of tumor associated antigens (TAAs) in cancer and for vaccines against infectious diseases.

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

Based on the results from this trial, NuGenerex has entered into a collaborative agreement with Merck Sharpe & Dohme B.V. (Merck) and the National Surgical Adjuvant Breast and Prostate Program (NSABP) to conduct a Phase II trial to evaluate the safety and efficacy of AE37 in combination with the anti-PD-1 therapy, KEYTRUDA (pembrolizumab) in patients with metastatic triple-negative breast cancer. The trial began enrolling patients in the first quarter of 2020.

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

Future Plans

NGIO has been established to not only to advance the NGIO core technology, but also to expand our portfolio in the field of immunotherapy and personalized medicine through partnerships and acquisitions. As part of our strategy, we are planning to spin-out NGIO as a separate, publicly traded entity to unlock the true value of the Ii-Key technology for our stockholders as it creates a pure play in immunotherapy, which will foster investment and collaboration.

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

On February 28, 2020, the Company signed a contract from the China Technology Exchange, Beijing Zhonghua Investment Fund Management Co., LTD., and Sinotek-Advocates International Industry Development (Shenzhen) Co., LTD. to develop a COVID-19 vaccine using the Ii-Key peptide vaccine platform of Nugenerex immune-Oncology (NGIO). The terms of the contract include an upfront payment of $1 million to initiate the project work in the United States, a $5 million licensing fee for the Ii-Key technology, payment by the Chinese consortium for all costs and expenses related to the development of a COVID-19 vaccine, and a substantial royalty on each dose of vaccine produced.

Under the terms of the agreement, Generex will generate a series of Ii-Key peptides linked with nCOV-2019 coronavirus epitopes, as predicted by proprietary computer algorithms and deliver them to our partners in China for testing against blood samples from patients who have recovered from COVID-19. This screening program should yield data indicating which Ii-Key-nCOV epitopes are recognized by the human immune system, and therefore are potential peptide vaccine candidates. Once the most reactive peptides are identified, the group plans to manufacture multi-valent Ii-Key peptide vaccines for evaluation in human clinical trials in China. When the optimal vaccine formulation is determined, Generex intends to initiate the requisite clinical trials of the Ii-Key-nCOV peptide vaccine for approval in the United States.

We finalized our corporate acquisition strategy in the second quarter of 2020 and have initiated the spin-out process for NGIO in the third quarter of 2020.

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

Olaregen Highlights:

•	Received FDA 510(k) clearance on October 3, 2013, for 17 indications

•	Obtained Intellectual properties and global rights of Excellagen® except China, Russia and CIS

•	Received Patent on October 10, 2017

•	Has a unique Healthcare Common Procedure Coding System (HCPCS) Code - Q4149

•	Clinical data show significant tissue growth and positive wound closure (PDGF)

•	Ease of use – No grafting

•	Low cost provider with High profit margins

•	Low execution risk (seasoned management team with product launch experience)

•	No development risk (over $20 million invested and completed)

•	No regulatory risk (FDA cleared)

Excellagen is an advanced, wound care management platform:

•	Formulated fibrillar Type I bovine collagen (2.6%)

•	High molecular weight

•	Viscosity optimized for dripless wound coverage

•	Flowable with no staples or sutures required

•	Pre-filled, ready to use syringes

•	One syringe covers up to 5.0 cm2 wound

•	Refrigerated storage only with no thawing or mixing

•	Treatment at only one-week intervals

•	Activates human platelets

•	Triggers the release of Platelet-Derived Growth Factor (PDGF)

•	Accelerates granulation tissue growth in “non-healing wounds”

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

We did not expend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal quarters ended January 31, 2020 and 2019 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the six months ended January 31, 2020 and 2019, NGIO expensed $142,200 and $0, respectively, to NSABP for clinical trials for additional research and development relating to NGIO’s peptide immune therapeutic vaccines and related technologies. One NGIO vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an NGIO vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the six months January 31, 2020 and 2019, NGDx incurred $250,221 and $141,067 on research and development relating to its rapid diagnostic tests, respectively.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of January 31, 2020 and July 31, 2019, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended January 31, 2020 compared to three months ended January 31, 2019

During the three months ended January 31, 2020 and 2019, we had net revenues of $857,427 and $3,442,265, respectively. The decrease in revenue is due to the reduction of operations of Veneto which resulted in approximately $9,000 of revenue during the three months ended January 31, 2020. The decrease was partially offset by revenues from Pantheon and Olaregen of approximately $805,000 and $44,000, respectively.

We had a net loss for the three months ended January 31, 2020 and 2019 of $7,280,030 and $12,524,584, respectively. The decrease in net loss for the three months ended January 31, 2020 was caused primarily by the change in fair value of contingent purchase consideration of approximately $4,397,000 in the prior fiscal period and $0 in the current period. Also, there were operating losses of approximately $4,558,000 and $5,879,000 in the three months ended January 31, 2020 and 2019, respectively.

The $1,852,000 decrease in general and administrative expenses in the quarter ended January 31, 2020 versus the comparative previous fiscal quarter is due to the decrease in operations of Veneto which decreased approximately $3,274,000 which was partially offset by $632,000 of expenses incurred from newly acquired entities. Additionally, there was additional compensation expense of $585,000 in the second quarter of 2020.

Our interest expense in the three months ended January 31, 2020 was $1,431,052 compared to the previous year’s fiscal three months of $2,097,220 which was primarily due to the amortization of debt discount relating to the convertible promissory notes.

Six months ended January 31, 2020 compared to six months ended January 31, 2019

During the six months ended January 31, 2020 and 2019, we had net revenues of $1,579,088 and $5,161,413, respectively. The decrease in revenue is due to the reduction of operations of Veneto which resulted in approximately $17,000 of revenue during the three months ended January 31, 2020. The decrease was partially offset by revenues from Pantheon and Olaregen of approximately $1,254,000 and $309,000, respectively.

We had a net loss for the six months ended January 31, 2020 of $16,592,577 and a net gain of $5,397,996 in the corresponding six months of the prior fiscal year. The net loss for the six months ended January 31, 2020 was primarily caused by general and administrative expenses of approximately $9,434,000 and other expenses consisting of changes in fair value of derivative liabilities of approximately $3,670,000, and interest expense of approximately $3,947,000. The net gain for the six months of the prior fiscal year was caused primarily by the change in fair value of contingent purchase consideration of approximately $15,148,000 which did not exist during the fiscal year 2020.

The $662,212 increase in general and administrative expenses in the six months ended January 31, 2020 versus the comparative previous six month period is due to additional compensation expense of $585,000 in the second quarter of 2020.

Our interest expense in the six months ended January 31, 2020 was approximately $3,947,000 compared to the previous year’s fiscal three months of approximately $2,262,000 which is primarily due to the amortization of debt discount relating to the convertible promissory notes.

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

As of March 13, 2020, the Company’s cash position is not sufficient for twelve months of operations. Anticipated revenues associated with MediSource and Pantheon acquisitions are expected to alter the cash flow landscape.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock, as well as investor notes, and raised approximately $4.5 million during the six months ended January 31, 2020 (including proceeds from issuance of convertible notes), our cash balances have been low throughout fiscal 2019.

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

Financings

The following is a summary of the financing activities that we have completed during the six months ended January 31, 2020.

Convertible Note Transactions

Financing – August 8, 2019

On August 8, 2019, borrowed $1,000,000 from an investor with a $150,000 original issue discount. The note accrues at 9% per annum and has a maturity date of August 7, 2020.

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

Financing – November 18, 2019

On November 18, 2019, we entered into a convertible note and securities purchase agreement with three investors in the principal amount of $275,000. The note accrues at 10% per annum and has a maturity date of November 18, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

Financing – December 5, 2019

On December 5, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $2,200,000. The note is in default and accrues at 22 % per annum and has a maturity date of June 5, 2021 and is convertible into common voting shares at a variable rate determined in the instrument.

Financing – January 14, 2020

On January 14, 2020, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $275,000. The note accrues at 4% per annum and has a maturity date of January 14, 2021 and is convertible into common voting shares at a variable rate determined in the instrument.

Cash flows for the six months ended January 31, 2020

For the six months ended January 31, 2020, we used $4.6 million in cash to fund our operating activities. The use for operating activities included a net loss of $16.7 million. Changes to working capital included an increase of $4.0 million related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $0.4 million related to depreciation and amortization, $1.2 million related to stock compensation, $2.9 million of amortization of debt discount and $5.0 million change in fair value of downside protection partially offset by a gain in fair value of derivative liabilities - convertible notes of $1.4 million.

In the six months ended January 31, 2020, we had net cash provided by investing activities of $0.05 million primarily relating to cash received in the acquisition of MediSource Pantheon.

We had cash provided by financing activities in the six months ended January 31, 2020 of $4.5 million, most of which was from proceeds from investors of $5.5 million partially offset by payments on notes payable of $0.9 million.

Our net working capital deficiency on January 31, 2020 increased to $35.7 million from $28.0 million at January 31, 2019, which was attributed primarily to an increase in accounts payable and accrued expenses as well as increase in notes payable.

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

On March 28, 2019, we entered into an amendment Restructuring Agreement with Veneto with respect to the payment terms of the January 15, 2019 promissory note. The parties agreed to restructure the terms as follows:

•	In lieu of any payments under the agreement or the note, we will deliver shares of its common stock and the common stock of its subsidiary, Antigen;

•	All shares of our common stock delivered pursuant to the foregoing sentence will be outstanding shares held by existing shareholders;

•	8.4 million were transferred on May 9, 2019;

•	5.5 million of Antigen’s common stock as the original agreement was pre dividend and the restructuring was ex-dividend, and the company honored the intent of the prior agreements; and

•	Limited “downside protection” to ensure the value of our common stock to be delivered.

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

Item 4. Controls and Procedures

As of January 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to NGIOsubsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIOor any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000. This has been accrued in the unaudited condensed interim consolidated financial statements.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. The parties are awaiting the court’s response to the Arbitrator’s statement. As of January 31, 2020, the value of the warrants have a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter.

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

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The company is awaiting service. As of January 31, 2020 , the Company has accrued for the full $2,752,235 balance.

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

On December 2, 2019 the Company was named as a respondent in an arbitration brought by KSKZ Management, LLC before the American Arbitration Association in Texas.  The Claimant alleges that the Company breached a consulting agreement that purportedly obligated the Company to pay claimant a monthly consulting fee for three years.  Kevin Kuykendall is the manager and a member of Claimant. Claimant is seeking approximately $3,450,000 in unpaid consulting fees allegedly due.  The Company is vigorously defending itself and has filed counter-claims against Claimant.

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim.  The Company is evaluating the claim and has had a preliminary settlement discussion with plaintiff.

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

On November 25, 2019, the Company entered an Equity Purchase Agreement with an investor to purchase up to $40,000,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of this Agreement and in which 1,719,901 shares of common stock (“Commitment Shares”) upon signing were issued to an investor.

On December 5, 2019, we converted $70,000 of principal and $4,621 of interest into 252,954 shares of common stock.

On December 5, 2019, we converted $75,000 of principal and $4,500 of interest into 269,491 shares of common stock.

On December 9, 2019, we closed under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $2,200,000. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount and issued 140,000 shares of common stock for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to 95% of the Market Price, the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock less $0.05/share.

On December 13, 2019, we issued 32,610 shares of common stock pursuant to a satisfaction and release agreement.

On December 12, 2019, we converted $70,000 of principal and $4,756 of interest into 253,410 shares of common stock.

On December 12, 2019, we converted $50,000 of principal and $3,096 of interest into 179,253 shares of common stock.

On December 17, 2019, we converted $75,000 of principal and $4,47 of interest into 270,327 shares of common stock.

On December 18, 2019, we converted $50,000 of principal and $4,556 of interest into 179,985 shares of common stock.

On December 30, 2019, we converted $75,000 of principal and $5,014 of interest into 320,055 shares of common stock.

On December 31, 2019, we entered into a business development service agreement and issued 560,000 shares of common stock for services.

On January 6, 2020, we converted $50,000 of principal and $4,819 of interest into 204,207 shares of common stock.

On January 14, 2020, we closed under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 4% per year in the principal amount of $275,000. The purchase price of the note was $262,500 and the remaining $12,500 of principal amount represents original issue discount and issued 105,000 shares of common stock for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

•	A price determined as of the date of closing; and

•	80% of the lowest volume weighted average trading price of the common stock on the twenty days prior to (and including) the date a notice of conversion is received.

On February 3, 2020, we converted $74,572 of principal into 253,400 shares of common stock.

On February 9, 2020, we converted $100,464 of principal into 364,000 shares of common stock.

On February 13, 2020, we converted $330,881 of principal and $54,849 of interest into 1,400,000 shares of common stock.

On February 13, 2020, we converted $67,057 of principal and $13,793 of interest into 242,909 shares of common stock.

On February 19, 2020, we converted $168,300 of principal and $6,797 of interest into 634,936 shares of common stock.

On March 4, 2020, we converted $250,000 of principal and $11,022 of interest into 865,000 shares of common stock.

On March 6, 2020, we converted $189,814 of principal and $4,636 of interest into 1,000,000 shares of common stock.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2020. 20,375,900 shares of common stock were contributed back to the Company by one shareholder without consideration.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 13, 2020	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: March 13, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)
3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)
3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)
3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)
3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)
3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)
4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)
4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)
4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)
4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)
4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).
4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)
4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).
4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)
4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).
4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)
4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)
4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)
4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)
4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)
4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)
4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)
4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)
4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)
4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)
4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).
4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).
4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).
4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)
4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).
4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)
4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).
4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)
4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).
4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)
4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).
4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).
4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).
4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)
4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).
4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)
10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)
10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.
10.39	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*
10.406	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.41	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.42	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.43	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.44	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.45	Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.46	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.47	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.48	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.49	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.5	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.51	Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*
10.52	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.53	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.54	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.55	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.56	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.57	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.58	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.59	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.6	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.61	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.62	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.63	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*
10.64	Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions, LLC effective October 3, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.65	Promissory Note in the amount of $15,000,000 from NuGenerex Distribution Solutions, LLC to Veneto Holdings, LLC (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.66	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.67	Promissory Note in the amount of $35,000,000 from NuGenerex Distribution Solutions 2, LLC to Veneto Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.68	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 22, 2019).
10.69	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on April 4, 2019).
10.7	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.71	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.72	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.73	Amended and Restated Shareholders Agreement of Regentys Corporation (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.74	Management Services Agreement among Regentys Corporation and its officers (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.75	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.76	Promissory Note issued by Generex Biotechnology Corporation to Olaregen incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.77	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.78	Amended and Restated Investor Rights Agreement of Olaregen incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.79	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019
10.80	Asset Purchase Agreement by and among Medisource Partners, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2019)
10.81	Asset Purchase Agreement by and among Pantheon Medical - Foot & Ankle, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Current Report on Form 8-K filed on July 16, 2019)
10.82	Stock Purchase Agreement by and between Generex Biotechnology Corporation and GH Care, Inc. DBA ALTuCELL, Inc., effective as of November 15, 2019 (incorporated by reference to 8-K filed November 27, 2019)
10.83	Equity Purchase Agreement between the Company and Oasis (incorporated by reference to S-1 filed February 18, 2020)
10.84	Registration Rights Agreement between the Company and Oasis (incorporated by reference to S-1 filed February 18, 2020)
10.85	Purchase Agreement between the Company and Discover (incorporated by reference to S-1 filed February 18, 2020)
10.86	Amendment Agreement between the Company and ALTuCELL (incorporated by reference to 8-K filed January 28, 2020)
10.87	Securities Purchase Agreement between the Company and Auctus (incorporated by reference to S-1 filed February 18, 2020)
10.88	Registration Rights Agreement between the Company and Auctus (incorporated by reference to S-1 filed February 18, 2020)
10.89	Warrant issued by the Company to Auctus (incorporated by reference to S-1 filed February 18, 2020)
10.90	Material Definitive Agreement between the Company and Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (an affiliate of China Technology Exchange) (incorporated by reference to 8-K filed March 2, 2020)
10.91	Registration Rights Agreement between the Company’s subsidiary NuGenerex Immuno-Oncology, Inc. filed on a Form 10 (incorporated by reference to 8-K filed March 13, 2020)
10.92	Purchase Agreement between the Company and BHP Capital **
10.93	Purchase Agreement between the Company and Jefferson Street Capital **
10.94	Purchase Agreement between the Company and Platinum Point Capital **
10.95	Purchase Agreement between the Company and Group 10 Holdings **
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

** Filed herewith

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.