Form 10-K/A
period 2019-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2020-06-10
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission File No. 000-25169

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

Non Affiliate Float	Closing price as of Second Quarter January 31, 2019	Market Capitalization
22,543,206	$2.13	$48,017,029

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
May 20, 2020	79,848,471

1

 EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Annual Report on Form 10-K for the year ended July 31, 2019 of Generex Biotechnology Corporation (“Company”) filed with the Securities and Exchange Commission on November 12, 2019 (the “Form 10-K”) is to amend Item 9A of Part II to include management’s annual report on internal control over financial reporting in accordance with Rule 308(a) of Regulation S-K.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

2

PART II

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our principal executive officer and our principal financial officer, has evaluated, as of the end of the period covered by this Form 10-K, the design adequacy and operating the effectiveness of our disclosure controls and procedures (as defined in as required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as of such date were not effective at ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

On March 26, 2019 the Company issued a restatement of its Quarterly Report on form 10-Q for the quarter ended January 31, 2019. After investigation and inquiry, the company implemented new procedures designed to prevent the circumstances from arising in the future, which was previously disclosed and publicity available on EDGAR. The company believes that the primary increase in acquisition activities which resulted in a temporary gap of accounting resources.

To address these deficiencies, the Company implemented additional procedures designed to accelerate the tempo of upwardly reporting subsidiaries and the visibility of receipt of reports by the parent company, plus recently hired of a corporate controller and increased its outsourced financial reporting accounting services to enhance the controls and financial reporting process. In addition, the Company is implementing a new centralized accounting system to provide cohesion across the enterprise and standardize the close process across all subsidiaries

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for the preparation of the financial statements and related financial information appearing in this Annual Report on Form 10-K. The financial statements and notes have been prepared in conformity with U.S. GAAP. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as 0 PTe events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of July 31, 2019, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and as required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, lack of a centralized accounting system, as well as the financial reporting of such transactions.

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

3

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A) 1. FINANCIAL STATEMENTS

The consolidated financial statements of Generex Biotechnology Corporation and the Report of Independent Public Accountants thereon are included as set forth on the Index to Financial Statements on F-1 of the Form 10-K.

2. FINANCIAL STATEMENT SCHEDULES

See Index to Financial Statements on F-1 of the Form 10-K.

3. EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
1.1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)
2	Agreement and Plan of Merger among Generex Biotechnology Corporation, NGIO, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on August 15, 2003)
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to 10-K filed October 9, 2015)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on 8-K filed July 11, 2011)
3.5	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed February 1, 2012)
3.6	Certificate of Designation of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed August 8, 2012)
3.7	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 11, 2012)
3.8	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 11, 2012)
3.9	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 11, 2012)
3.10	Certificate of Designation of Series D Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed December 11, 2012)
3.11	Certificate of Designation of Series E Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 17, 2013)
3.12	Certificate of Designation of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 28, 2014)
3.13	Certificate of Designation of Series G Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed June 25, 2015)
3.14	Certificate of Designation of Series H Preferred Stock (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed March 29, 2017)
3.15	Certificate of Designation of Series H Preferred Stock (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed March 29, 2017)
10.1	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 5, 2018).
10.2	Clinical Trial Agreement between NSABP Foundation, Inc. and NGIO, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 26, 2018)
10.3	Form of Stock Control Agreement among the Company, Lawrence Salvo, Stephen L. Berkman, Joseph Moscato and B-H Sanford, LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2018)
10.4	Form of Agreement, Assignment and Release among the Company, Hemaq Diagnostic Systems, LLC and Stephen L. Berkman. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.5	Form of Stock Pledge Agreement between Joseph Moscato and Istvan Elek dated November 25, 2018. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.6	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.7	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.8	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.9	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.10	Management Services Agreement among Regentys Corporation and its officers. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.11	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.12	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.13	Promissory Note issued to Olaregen. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.14	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.15	Amended and Restated Investor Rights Agreement of Olaregen (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.16	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2019)
10.17	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2019)
10.18	Asset Purchase Agreement by and among NuGenerex Surgical, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2019)
10.19	Asset Purchase Agreement by and among Pantheon Medical - Foot & Ankle, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Current Report on Form 8-K filed on July 16, 2019)
10.20	Stock Purchase Agreement by and between Generex Biotechnology Corporation and GH Care, Inc. DBA ALTuCELL, Inc., effective as of November 15, 2019 (incorporated by reference to 8-K filed November 27, 2019)
10.36	Clinical Trial Collaboration and Supply Agreement. Merck Sharp & Dohme B.V., Antigen Express, Inc. June 28, 2017 (incorporated by reference to 8-K filed August 1, 2017).
10.37	Clinical Trial Agreement, Phase II Study, NSABP and Antigen Express, November 20, 2018 (incorporated by reference to 8-K filed November 26, 2018).
10.38	License and Research Agreement between Antigen Express, Inc. and Shenzhen Bioscien Pharmaceuticals Co., Ltd. November 29, 2017 (incorporated by reference to 8-K filed December 11, 2017).
31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification*

* Filed herewith

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of June 2020.

GENEREX BIOTECHNOLOGY CORPORATION

/s/Joseph Moscato

By: Joseph Moscato, CEO, President

5