Form 10-Q
period 2020-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2020-06-22
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2020

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

As of June 17, 2020, the registrant had 79,936,996 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2020	July 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$416,643	$298,485
Accounts receivable, net	142,000	36,311
Inventory, net	910,984	363,008
Other current assets	623,844	275,731
Total current assets	2,093,471	973,535

Property and equipment	244,822	499,993
Goodwill	38,901,126	38,297,573
Intangible assets	10,494,574	9,834,269
Operating lease right-of-use assets - net	138,711	—
Other assets, net	22,421	30,621
TOTAL ASSETS	$51,895,125	$49,635,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$21,537,332	$14,684,060
Notes payable, current	11,565,791	8,368,379
Payable to foundation for services	1,315,817	1,315,817
Interest payable to foundation	3,682,812	3,055,945
Loans from related parties	29,700	19,700
Operating lease liabilities - current	79,704	—
Deferred tax liability	1,502,122	1,502,122
Total current liabilities	39,713,278	28,946,023

Notes payable - noncurrent	499,473	—
Derivative liability	10,320,061	7,820,283
Common stock payable	186,972	1,123,188
Operating lease liabilities - net of current portion	60,309	—
Total liabilities	50,780,093	37,889,494

Redeemable non-controlling interest (Note 11)	4,073,898	4,073,898

Stockholders’ equity (deficiency) (Note 10)
Common stock, $0.001 par value; authorized 750,000,000 shares;79,936,996 and 78,608,419 issued and outstanding at April 30, 2020 and July 31, 2019, respectively	79,937	78,608
Subscription receivable	(767,690)	—
Additional paid-in capital	427,623,151	408,550,211
Accumulated deficit	(440,389,785)	(418,727,875)
Accumulated other comprehensive income	792,233	797,216

Non-controlling interest	9,703,288	16,974,439

Total stockholders’ equity (deficiency)	(2,958,866)	7,672,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$51,895,125	$49,635,991
Going Concern (Note 1)
Subsequent Events (Note 18)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Revenue, net	$498,676	$1,092,926	$2,077,764	$6,254,339
Cost of goods sold	116,292	1,264,964	415,569	4,147,264
Gross profit (loss)	382,384	(172,038)	1,662,195	2,107,075

Operating expenses
Research and development	332,029	472,010	1,270,600	1,463,015
Bad debt expense	—	—	14,146	—
General and administrative	3,624,709	8,656,877	13,058,813	17,428,182
Total operating expenses	3,956,738	9,128,887	14,343,559	18,891,197

Operating loss	(3,574,354)	(9,300,925)	(12,681,364)	(16,784,122)

Other income (expense):
Interest expense	(1,506,103)	(2,328,703)	(5,453,268)	(4,591,639)
Interest income	5	2,855	1,092	3,623
Changes in fair value of contingent purchase consideration	(119,630)	—	(119,630)	15,147,591
Change in fair value of derivative liability	(466,217)	417,330	(4,112,208)	560,055
Change in fair value of common stock payable	(96,183)	—	18,871	—
Impairment of long lived assets	—	—	—	(99,519)
Other income, net	1,665	56,135	(6,887)	8,699

Net loss	(5,760,817)	(11,153,308)	(22,353,394)	(5,755,312)

Net loss attributable to noncontrolling interests	(134,355)	(839,419)	(691,484)	(1,199,822)
Net loss available to common stockholders	(5,626,462)	(10,313,889)	(21,661,910)	$(4,555,490)

Net loss per common share
Basic	$(0.07)	$(0.12)	$(0.31)	$(0.06)
Diluted	$(0.07)	$(0.12)	$(0.31)	$(0.06)

Shares used to compute loss per share
Basic	76,976,925	84,507,030	70,702,570	74,445,373
Diluted	76,976,925	84,507,030	70,702,570	74,445,373

Comprehensive loss
Net loss	$(5,626,462)	$(10,313,889)	$(21,661,910)	$(4,555,490)
Change in foreign currency translation adjustments	17,042	7,318	(4,983)	9,342
Comprehensive loss available to common stockholders	$(5,609,420)	$(10,306,571)	$(21,666,893)	$(4,546,148)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

								Accumulated
					Common	Additional		Other			Redeemable	Total
	Preferred Stock		Common Stock		Stock	Paid-in	Accumulated	Comprehensive		Non-controlling	Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Income	Sub Total	Interest	Interest	Equity
Balance at January 31, 2019	—	—	76,356,640	$76,356	$201,294	$387,364,374	$(403,628,069)	$800,446	$(15,185,599)	$21,683,698	$4,073,898	$10,571,997
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	44,022	—	44,022
Issuance of stock options	—	—	—	—	—	605,471	—	—	605,471	—	—	605,471
Extinguishment of debt	—	—	—	—	—	13,929,129	—	—	13,929,129	—	—	13,929,129
Antigen dividend	—	—	—	—	—	(1,070,456)	—	—	(1,070,456)	1,070,456	—	—
Reclassification of equity to liability	—	—	—	—	(201,294)	—	—	—	(201,294)	—	—	(201,294)
Currency translation adjustment	—	—	—	—	—	—	—	7,318	7,318	—		7,318
Net Income (Loss)	—	—	—	—	—	—	(10,313,889)	—	(10,313,889)	(839,419)	—	(11,153,308)
Balance at April 30, 2019	—	—	76,356,640	$76,356	$—	$400,828,518	$(413,941,958)	$807,764	$(12,229,320)	$21,958,757	$4,073,898	$13,803,335

Balance at July 31, 2018	79,590	4	31,402,169	$31,402	$2,168,951	$368,379,293	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$—	$(43,584,668)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	228,789	—	228,789
Conversion of preferred series H	(63,000)	(3)	28,828,953	28,829	—	(28,826)	—	—	—	—	—	—
Conversion of preferred series I	(16,590)	(1)	7,583,560	7,584	—	(7,583)	—	—	—	—	—	—
Elimination of non-controlling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	—	—	(6,951,015)
Issuance of common stock payable	—	—	8,495,924	8,495	(1,967,657)	1,959,162	—	—	—	—	—	—
Issuance of stock options	—	—	—	—	—	1,530,312	—	—	1,530,312	—	—	1,530,312
Extinguishment of debt	—	—	46,033	46	—	14,056,067	—	—	14,056,113	—	—	14,056,113
Issuance of warrants	—	—	—	—	—	9,032,435	—	—	9,032,435	—	—	9,032,435
Antigen dividend	—	—	—	—	—	(1,070,456)	—	—	(1,070,456)	1,070,456	—	—
Conversion of debt to equity - Veneto	—	—	—	—	—	13,929,129	—	—	13,929,129	—	—	13,929,129
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	9,870,762	—	9,870,762
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	11,999,559	—	11,999,559
Acquisition of NCI of HDS	—	—	—	—	—	—	—	—	—	5,565,285	—	5,565,285
Reclassification of equity to liability	—	—	—	—	(201,294)	—	—	—	(201,294)	—	—	(201,294)
Redeemable non-controlling interest	—	—	—	—	—	—	—	—	—	—	4,073,898	4,073,898
Currency translation adjustment	—	—	—	—	—	—	—	9,342	9,342	—		9,342
Net Income (Loss)	—	—	—	—	—	—	(4,555,490)	—	(4,555,490)	(1,199,822)	—	(5,755,312)
Balance at April 30, 2019	—	—	76,356,640	$76,356	$—	$400,828,518	$(413,941,958)	$807,764	$(12,229,320)	$21,958,757	$4,073,898	$13,803,335

								Accumulated
						Additional		Other			Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Comprehensive		Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income	Sub Total	Interest	Equity
Balance at January 31, 2020	—	—	69,129,001	$69,127	$(767,690)	$420,206,242	$(434,763,323)	$775,191	$(14,480,453)	$14,429,920	$(50,533)
Stock compensation expense	—	—	—	—	—	393,414	—	—	393,414	—	393,414
Shares issued for services	—	—	109,803	110	—	49,890	—	—	50,000	—	50,000
Conversion of debt to equity	—	—	4,713,192	4,715	—	1,580,437	—	—	1,585,152	—	1,585,152
Reduction of derivative liabilities	—	—	—	—	—	765,424	—	—	765,424	—	765,424
Purchase of shares in subsidiary	—	—	5,950,000	5,950	—	4,586,327	—	—	4,592,277	(4,592,277)	—
Shares issued as debt issuance cost	—	—	35,000	35	—	9,205	—	—	9,240	—	9,240
Settlement of subsidiary's debt with stock	—	—	—	—	—	32,212	—	—	32,212	—	32,212
Currency translation adjustment	—	—	—	—	—	—	—	17,042	17,042	—	17,042
Net Income (Loss)	—	—	—	—	—	—	(5,626,462)	—	(5,626,462)	(134,355)	(5,760,817)
Balance at April 30, 2020	—	—	79,936,996	$79,937	$(767,690)	$427,623,151	$(440,389,785)	$792,233	$(12,662,155)	$9,703,288	$(2,958,866)

Balance at July 31, 2019	—	—	78,608,419	$78,608	$—	$408,550,211	$(418,727,875)	$797,216	$(9,301,840)	$16,974,439	$7,672,599
Stock compensation expense	—	—	—	—	—	1,630,111	—	—	1,630,111	—	1,630,111
Shares issued for services	—	—	669,803	670	—	292,930	—	—	293,600	—	293,600
Shares issued for deferred offering	—	—	1,719,901	1,720	(767,690)	765,970	—	—	—	—	—
Issuance of common stock payable	—	—	436,121	436	—	935,959	—	—	936,395	—	936,395
Conversion of debt to equity	—	—	9,719,740	9,720	—	4,480,190	—	—	4,489,910	—	4,489,910
Issuance of common stock for acquisitions	—	—	960,000	960	—	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	—	3,041,502	—	—	3,041,502	—	3,041,502
Cancellation of shares	—	—	(20,375,900)	(20,376)	—	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	7,855,912	7,856	—	6,571,811	—	—	6,579,667	(6,579,667)	—
Shares issued as debt issuance cost	—	—	343,000	343	—	150,887	—	—	151,230	—	151,230
Currency translation adjustment	—	—	—	—	—	—	—	(4,983)	(4,983)	—	(4,983)
Settlement of subsidiary's liability with stock	—	—	—	—	—	32,212	—	—	32,212	—	32,212
Net Income (Loss)	—	—	—	—	—	—	(21,661,910)	—	(21,661,910)	(691,484)	(22,353,394)
Balance at April 30, 2020	—	—	79,936,996	$79,937	$(767,690)	$427,623,151	$(440,389,785)	$792,233	$(12,662,155)	$9,703,288	$(2,958,866)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,353,394)	$(5,755,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	609,007	550,285
Amortization of operating lease right-of-use assets	71,987	—
Stock compensation expense	1,630,111	1,530,312
Shares issued for services	293,600	—
Changes in fair value of contingent purchase consideration	—	(15,147,591)
Loss on disposal of fixed assets	189,366	—
Increase in notes payable due to default	94,214	—
Amortization of debt discount	3,795,606	1,128,613
Non-cash interest expense from issuance on debt (derivative)	—	959,974
Change in fair value of derivative liabilities - convertible notes	(642,221)	(1,034,180)
Change in fair value of derivative liabilities - convertible warrants	(9,913)	(95,986)
Change in fair value of derivative liabilities - downside protection	4,764,341	570,112
Change in fair value of common stock payable	(18,871)	—
Impairment of long-lived assets	—	99,519
Bad debt expense	10,981	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16,599	735,317
Inventory	(281,905)	1,239,411
Accounts payable and accrued expenses	6,061,988	6,583,739
Interest payable to foundation	626,867	524,303
Accrued interest on notes receivable	—	(38,401)
Operating lease liabilities	(70,685)	—
Other current assets	(286,096)	106,160
Other assets	11,383	(21,597)
Other current liabilities	—	4,702
Other liabilities	—	2,233
Net cash used in operating activities	(5,487,035)	(8,058,387)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,616)	(285,670)
Purchase of intangible assets	—	(26,487)
Disposal of property and equipment	—	252,012
Disposal of intangible assets	—	62,091
Cash received in acquisition of a business, net of cash paid	49,305	2,280,425
Net cash provided by investing activities	44,689	2,282,371

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	10,000	(3,305)
Payment of notes payable	(935,731)	(27,248)
Proceeds from note payable	6,381,448	5,929,910
Proceeds from issuance of common stock	109,770	—
Investment in subsidiary by noncontrolling interest	—	228,789
Net cash provided by financing activities	5,565,487	6,128,146

Effects of currency translation on cash and cash equivalents	(4,983)	9,342

Net increase in cash and cash equivalents	118,158	361,472

Cash and cash equivalents, beginning of period	298,485	1,046,365
Cash and cash equivalents, end of period	$416,643	$1,407,837

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$25,000	$—
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of derivative liabilities	$3,041,502	$—
Discount on Derivative liability upon issuance of debt	$1,834,607	$—
Issuance of common stock for conversion of debt	$4,489,910	$—
Set up of ROU	$210,698	$—
Issuance of shares--common stock payable	$936,395	$—
Subscription receivable	$765,970	$—
Shares issued as debt issuance cost	$151,230	$—
Issuance of debt for payment of prepaid expense	$50,000	$—
Settlement of subsidiary’s liability with stock	$32,212	$—
Conversion of HDS debt and issuance of call option	$—	$14,056,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

  Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Note 1 – Organization of Business and Going Concern:

Generex Biotechnology Corporation (“Generex”, “Company”, "we", "us" or "our"), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. It is engaged primarily in the research and development of drug delivery systems and the use of the Company’s proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator; and through the Company’s subsidiary, NuGenerex Immuno-Oncology (“NGIO”), formerly Antigen Express, Inc., or “Antigen”), has undertaken work on immunomedicines incorporating proprietary vaccine formulations. GNBT distributed a total of approximately 34 million shares of NGIO in two dividends to GNBT shareholders on February 19, 2019 and February 24, 2020.  Additional NGIO shares were used as consideration in various acquisitions by GNBT. After all of these transactions GNBT still owns over 90% of the outstanding shares of NGIO requiring GNBT to continue to consolidate NGIO.  On March 12, 2020, NGIO filed a Form 10 registration statement.  This form 10 became effective on May 11, 2020 at which time NGIO became a reporting entity controlled by GNBT.  As a result of these transactions, GNBT shall recognize the non-controlling interest in NGIO in its financial statements.

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

On October 3, 2018, the Company entered into an Asset Purchase Agreement with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries. The Agreement bifurcated the closing. On October 3, 2018 (the “First Closing”), the Company purchased substantially all the operating assets of Veneto including (a)system of dispensing pharmacies, (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory. On November 1, 2018, the Company consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services.

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

On January 7, 2019, the Company closed two separate Acquisition Agreements pursuant to which the Company acquired a 51% interest in both Regentys Corporation (“Regentys”) and Olaregen Therapeutix Inc. (“Olaregen”). Regentys is a regenerative medicine company focused on developing novel treatments for patients with gastrointestinal (GI) disorders. Olaregen is a New York based regenerative medicine company that is preparing to launch its proprietary, patented, wound conforming gel matrix, Excellagen, an FDA 510K cleared wound healing product. In the first quarter of 2020 the Company acquired increased its ownership of Olaregen to 77%. In the third quarter of 2020 the Company acquired the remaining interest in Olaregen in exchange for its shares of common stock and became a wholly owned subsidiary of the Company.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $440.4 million and a working capital deficiency of approximately $37.6 million at April 30, 2020. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has created a dynamic and uncertain situation in the national economy. Regarding the Company, sales of Olaregen's Excellagen, Pantheon’s foot & ankle surgical kits, and the line of MediSource catalogue products have been significantly impacted by the COVID-19 pandemic. Surgeries and outpatient procedures were delayed and rescheduled, severely limiting sales of wound care and surgical products. Going forward, as the VA and other hospital systems re-open, the re-scheduled surgeries and procedures are expected to start up and create a backlog of cases, which should accelerate product sales to pre-COVID levels in due course.

Because of the COVID-19 pandemic Generex and its subsidiaries are currently pursuing the development of a SARS-CoV-2 vaccine using the company's patented Ii-Key peptide vaccine technology. To this end, the Company applied for funding to BARDA in the U.S., Health Canada, and the Malaysian Ministry of Health as well as with CEPI, the international public/private consortium focused on the development of vaccines for the global market. To date, Generex has identified viral epitopes through computer vaccinology algorithms, and manufactured those peptide sequences with the Ii-Key moiety for testing in immunological screening program using convalescent blood samples from patients who have recovered from COVID-19. The immunological blood screening program is scheduled to begin shortly. Manufacturing partners have been identified for clinical and commercial supply. Completion of the ii-Key-SARS-CoV-2 peptide vaccine program is dependent on obtaining funding from government and/or private sources.

The Company continues to closely monitor the latest information to make timely, informed business decisions and public disclosures regarding the potential impact of pandemic on its operations and financial condition. The scope of pandemic is unprecedented and its long-term impact on the Company’s operations and financial condition cannot be reasonably estimated at this time.

There is always uncertainty and risk associated with the development of any vaccine, medical treatment or therapy, but the continued development depends upon the completing the trials under various collaboration agreements and associated potential commercialization of the product, FDA approval and/or licensing agreements. Any collaborator with whom we may enter into such collaboration agreements may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. Therefore, these collaborators may not commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. During the pandemic COVID-19, it is anticipated that delays will occur, but the full impact of any slow down due to COVID-19 has not been determined.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the filing of this document. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The unaudited condensed interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition, and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated.

Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at April 30, 2020 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2019 as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Revenue from product sales of Olaregen’s Excellagen® is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. Revenue from product sales of Pantheon medical surgical kits used in surgical procedures is recorded all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client which occurs upon the completion of surgical procedure when the product utilized and the medical facility provides a final list of products consumed. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, contractual arrangement and specific known market events and trends. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

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

	Three months ended April 30,		Nine months ended April 30,
Revenue Source	2020	2019	2020	2019
Product sales	$497,386	$37,300	$2,059,662	$37,300
Management services	1,290	80,471	18,168	283,319
Pharmacy sales	—	1,020,616	—	5,615,153
Laboratory sales	—	(45,461)	—	318,567
Total Revenue	$498,676	$1,092,926	$2,077,830	$6,254,339

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition to confirm that part of the arbitrator’s award that awarded AEXG $210,000 in liquidated damages plus post award prejudgment interest. On April 24, 2020, legal fees in the amount of $93,304 plus costs of $12,393. The Court remanded part of the arbitrator’s award for a determination as to the economic value of 84,000 warrants with an exercise price of $2.50 per share. As of April 30, 2020, $285,613 has been accrued in relation to this matter.

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

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note due October 26, 2019 (“Note”) in the principal amount of $682,000. On January 25, 2019, Generex received a letter from the purchaser’s counsel stating that the Note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the Note. The letter demanded repayment in full. On February 12, 2019, the Purchaser filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Purchaser’s motion for summary judgment was denied, and that that denial was upheld in the Appellate Division, Second Department. The Company is vigorously defending this matter.

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

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution, which was later filed against the Company. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The matter is set for a final hearing to commence on August 25, 2020. The Company has served its initial discovery in this matter. At this early stage, it is premature to express an opinion about possible outcome. As of April 30, 2020, the Company has accrued for the full $2,752,235 balance.

On September 10, 2019, Generex and its subsidiaries, NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed an arbitrary action against Veneto Holdings, LLC and certain affiliated entities holding shares of our common stock issued in connection with our acquisition of Veneto’s assets, alleging, among other things, that Veneto never transferred the ownership rights in at least one pharmacy to NDS. This pharmacy was a necessary element in the operation of other assets transferred by Veneto. The ownership rights in this pharmacy was a substantial portion of the consideration for shares issued to Veneto and its affiliates, and, as a result, Generex contends the shares issued to Veneto and its affiliates were never fully paid for. The arbitrator subsequently dismissed certain holders of the Company’s shares from the arbitration. The arbitration against Veneto is currently pending before the American Arbitration Association in Delaware. In a related action, our transfer agent has been sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex is not named in the suit, but our transfer agent has notified us of our obligation to indemnify them pursuant to our agreement with the transfer agent.

On December 2, 2019, the Company was named as a respondent in an arbitration brought by KSKZ Management, LLC before the American Arbitration Association in Texas.  The Claimant alleges that the Company breached a consulting agreement that purportedly obligated the Company to pay claimant a monthly consulting fee for three years.  Kevin Kuykendall is the manager and a member of Claimant. Claimant is seeking approximately $3,450,000 in unpaid consulting fees allegedly due.  The Company is vigorously defending itself and has filed counterclaims against Claimant.

On February 18, 2020, the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020, the District Court entered judgment against the Company for the balance of the note already accrued of $2,200,000. The Court will next consider the amount of attorneys fees that Discover is entitled to. Discover has communicated that they are entitled to $91,455 in attorneys fees and the Company has opposed this request.

On May 6, 2020, the Company was named as a defendant in an action brought by Iliad Research and Trading LP (“Iliad”) in Salt Lake City, Utah. The plaintiff alleges that the Company breached a Securities Purchase Agreement and Convertible Promissory Note. The action seeks, among other things, a temporary restraining order preventing the Company from issuing new shares and an order compelling the Company to arbitrate the dispute with Iliad. On Friday, May 29, 2020, the Third District Court entered a ruling that Generex may not issue, transfer or otherwise dispose of any shares of stock without receiving court approval from the judge in the Utah Third District Court. The Company continues to contest the matter.

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

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of April 30, 2020, Generex has advanced $212,000 to ALTuCELL. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

Olaregen

On November 24, 2019, the Company amended the Stock Purchase Agreement with Olaregen. The Company was obligated to pay in full $11,600,000 to Olaregen by November 30, 2019, in connection with the purchase of Olaregen capital stock. Effective November 24, 2019, the deadline was extended to January 31, 2020. The Company is negotiating the terms of a new extension and there has been no demand for payment at this time.

Regentys

On November 25, 2019, the Company amended the Stock Purchase Agreement with Regentys originally on January 7, 2019. Effective November 25, 2019, the remaining three payments of $2,039,001, $2,000,000, and $3,000,000 are all payable on or before December 30, 2019. The Company is negotiating the terms of a new extension and there has been no demand for payment at this time.

Agreements

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NAABP achieving various milestones.

The Company recognized $340,000 as research and development related to the clinical trial agreement with NSABP as of April 30, 2020.

On February 28, 2020, the Company entered into a Collaboration Agreement with Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (an affiliate of China Technology Exchange) (the “Chinese Parties”), to develop a COVID-19 vaccine using the Ii-Key Peptide vaccine technology of NGIO.

Under the Agreement, Generex will make the Ii-Key Peptide vaccine technology available to the Chinese Parties. The Chinese parties will provide facilities and personnel for the development of the COVID-19 vaccine under Generex/NGIO technical guidance. The development will include synthesis, analysis and human trials through Phase III, if warranted, in China. The Chinese parties will have exclusive rights to use and commercialize the COVID-19 technology and products in China.

The Chinese Parties have agreed to set-aside $1,000,000 for Generex/NGIO expenses during development and human clinical trials.

If development and testing are successful, the parties will enter into further collaboration and technology transfer agreements. In this event, the Chinese Parties have the following maximum commitment to NGIO:

•	A technology transfer fee of $5 million.

•	A 20% royalty.

•	Its accumulated cost for development of the technology.

The Agreement provides Generex will receive a $2,000,000 breakup fee if China develops a cure for COVID-19. If Generex ceases its participation, Generex would be required to repay all amounts paid by the Chinese Parties on behalf of Generex.

On March 3, 2020, the Company entered into a Master Services Agreement and Statement of Work Agreement with EpiVax, Inc. (“EpiVax”). The Agreement provides for EpiVax to use its proprietary epitope prediction software in the identification, development, and transfer of a potential vaccine for COVID-19 based upon Nugenerex Immuno-Oncology’s (“NGIO”) Ii-Key vaccine technology. NGIO is a majority owned subsidiary of Generex. Generex/NGIO will own the intellectual property generated by EpiVax’s work. The total fee for services is $325,000 of which $150,000 has been paid as of April 30, 2020.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement with the Henry J. Jackson Foundation (the “Foundation” for the clinical research and development of AE37 for the treatment of breast cancer). The Company agreed to pay the foundation total compensation of $2,700,000 payable at various intervals over the term of the agreement.

On September 9, 2013, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Foundation and under which the Company n acknowledged that they were in arrears on its payment and interest obligations to the Foundation in the amount of $1,315,817. Pursuant to the Forbearance Agreement, the Company and the Foundation agreed that in exchange for deferring the overdue payments the Company would among other matters, pay the foundation (i) the final $200,000 upon completion of the study and acceptance of all study documents, (ii) a royalty of 5% of net third party sales and (iii) the original forbearance amount will continue to bear interest at 1.5% per month, compounded. The Foundation may terminate the Forbearance Agreement by providing the Company written notice should the Company, among other matters, fail to make payments due under the Forbearance Agreement. The foundation has not provided the study documents to the Company.

As of April 30, 2020, and July 31, 2019, the Company’s payable to the foundation for services was $1,315,817. Interest payable to the Foundation was $3,682,812 and $3,055,945 as of April 30, 2020 and July 31, 2019, respectively. Interest accrued related to the payable to the foundation was $218,360 and $182,629, respectively for the three months ended April 30, 2020 and 2019; and $626,867 and $524,303, respectively, for the nine months ended April 30, 2020 and 2019.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 1.47 years, with a weighted-average discount rate of 9.5%.

The Company incurred lease expense for its operating leases of $82,715 for nine months ended April 30, 2020.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of April 30, 2020:

Maturity of operating lease liabilities for the remainder of the current fiscal year and the following fiscal years:
For the period May 1, 2020 to July 31, 2020	$30,109
2021	75,675
2022	38,139
2023	9,682
2024	—
Thereafter	$—
Total undiscounted operating lease payments	153,605
Less: Imputed interest	13,592
Present value of operating lease liabilities	$140,013

Note 5 – Inventory

Inventory consists of the following components:

	April 30,	July 31,
	2020	2019
Raw materials	$278,310	$77,782
Finished goods	632,674	285,226
Total Inventory	$910,984	$363,008

Note 6 – Property and Equipment

Property and equipment, net consisted of the following:

	April 30,	July 31,
	2020	2019
Computers and technological assets	$53,314	$163,168
Machinery and equipment	329,976	386,929
Furniture and fixtures	18,725	73,227
Leasehold Improvements	16,596	16,596
	418,611	639,920
Less accumulated depreciation	(173,789)	(139,927)
	$244,822	$499,993

Depreciation expense related to property and equipment for the nine months ended April 30, 2020 and 2019 was $146,712 and $150,744, respectively.

Note 7 – Goodwill and Intangible Assets

Intangible assets consist of the following at:

	Estimated	April 30,	July 31,
	Useful Lives	2020	2019
In-Process Research & Development		$8,761,427	$8,761,427
Non-compete agreements	3 years	1,566,700	1,210,000
Developed software/technology	5 years	172,500	131,000
Vendor agreements and other intangibles		775,674	51,274
		11,276,301	10,153,701
Less accumulated amortization		(781,727)	(319,432)
		$10,494,574	$9,834,269

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. As of April 30, 2020, the in-process research and development (“IPR&D”) of $8,761,427 in the aggregate was a combination of $2,911,377 obtained through the acquisition of HDS; $3,391,050 obtained through the acquisition of Regentys; and $2,459,000 through the acquisition of Olaregen. None of the research and development underlying the IPR&D has been not been abandoned, nor was it determined to be impaired by management as a result of COVID-19. The Company was recently awarded a Blanket Purchase Agreement (BPA) contract from the National Strategic Acquisition Center (SAC). The VA’s National Contract and National BPA programs are used by VA medical centers, related facilities, specific State Veterans Homes, and other Federal facilities to procure select products based on clinical evidence, patient outcomes, and economic cost to the VA hospitals. The SAC awarded Olaregen’s Excellagen will expedite the purchasing of Excellagen at over 165 VA medical centers across the U.S. and Puerto Rico. This approval process is critical to the Company’s ability to determine whether IPR&D associated with Olaregen no longer has an indefinite life subject to amortization, except until the VA resumes its surgical procedures, the Company determined Olaregen’s IPR&D life to remain indefinite as of April 30, 2020.

Amortization expense amounted to $462,295 and $399,541 for the nine months ended April 30, 2020 and 2019, respectively.

The estimated amortization expense remainder of the current fiscal year and for the next five years and thereafter is as follows:

Year Ending July 31,	Amount
For the period May 1, 2020 to July 31, 2020	$154,565
2021	616,744
2022	347,399
2023	94,510
2024	75,018
Thereafter	444,911
Total	$1,733,147

Changes in the value of goodwill:

Balance as of July 31, 2019	$38,297,573
Acquisition of MediSource and Pantheon	603,553
Balance as of April 30, 2020	$38,901,126

Note 8 – Notes Payable

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $147,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount. The effective interest rate is 27.5% per annum.

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

In May 2019, the Company consummated a Stock Purchase Agreement entered into January 14, 2019 to which the Company sold $2,000,000 of promissory notes bearing interest at 7% per annum (the “Notes”) originally due and payable on August 1, 2019. The notes remains active and interest has continued to accrue while new terms of the note are in process of being negotiated.

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

On February 10, 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold a convertible note bearing interest at 12% per year in the principal amount of $305,000. The purchase price of the note was $270,000 and the remaining $35,000 of principal amount represents $30,000 of original issue discount and $5,000 of closing costs. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal to 80% of the lowest closing price as of the date of the notice. Additionally, the Company issued 35,000 shares of common stock to the investor upon execution of the note.

On February 19, 2020, a lender made a formal demand for repayment of a note payable due on August 29, 2020 because they claim Company failed to comply with all terms of the note. On April 8, 2020, the Company signed a forbearance agreement with the lender to remove the major default penalty, but increase the annual interest rate to 22%. The balance of the note was amended to $956,535 in cash which includes principal in the amount of $772,500 and approximately $184,035 of accrued interest and penalties.

As of April 30, 2020, there were three notes in default with an aggregate principal balance of 3,748,744.  The notes are accruing at default rates of interest between 22% and 24% per annum.

On February 28, 2020, the Company entered into a series of Securities Purchase Agreements with three investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest at 9.5% per year in the aggregate principal amount of $281,600. The purchase price of the notes in the aggregate was $250,000 and the remaining $31,600 of principal amount represents original issue discount. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal 80% of the lowest closing price for the ten trading days prior to the day of the notice.

On April 9, 2020, the Company issued a note to a lender for $50,000 due in year with an interest rate of 10% per annum. The funds were paid directly to one of the Company’s vendors.

In April, 2020, Regentys, Olaregen, NDS 2 and MediSource (collectively “the Subsidiaries”) were granted loans (the “PPP Loans”) in the aggregate amount of $499,473, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Subsidiaries to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Subsidiaries having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

The PPP Loans, which were in the form of a notes with dates ranging between April 17 and April 24, 2020 and mature between two and five years and bear interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursements. The notes may be prepaid by the Subsidiaries at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Amount
Balance of notes payable at July 31, 2019	$8,368,379
Issuances of debt	5,492,242
Issuance of PPP loans	499,473
Increase in debt due to default	92,619
Debt discount	(971,563)
Amortization of debt discount	3,795,605
Conversions	(4,275,760)
Payments	(935,731)
Balance of notes payable at April 30, 2020	$12,065,264

On December 28, 2017, the Company through its then wholly owned subsidiary NuGenerex Distribution Solutions, LLC (“NuGenerex”), completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy Holdings, LLC and Grainland Pharmacy Holdings, LLC, pursuant to the bills of sale for a consideration of $320,000 Promissory Note due and payable in full on June 28, 2018 bearing an annual interest rate of 3%. The note was extended by six months and set to mature with the same terms on December 28, 2018. The note remains active and interest has continued to accrue while new terms of the note are in process of being negotiated.

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

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively held a principal plus of $615,000 as of the date of acquisition. As of April 30, 2020, the remaining principal balance was $353,375 with an unamortized debt discount balance of $16,824. These notes have an accrued interest balance of $67,383 as of April 30, 2020.

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

Based on the various convertible notes described in Note 9, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of April 30, 2020:

following table presents the activity for derivative liabilities measured at estimated fair value:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Derivative Liability - Downside Protection	Total
Balance as of July 31, 2019	$4,156,196	$325,250	$3,338,836	$7,820,282
Additions during the period	1,804,254	30,353	—	1,834,607
Change in fair value	(1,045,434)	(9,913)	4,764,341	3,708,994
Change due to conversion / exercise / redemptions	(3,007,387)	(36,435)	—	(3,043,822)
Balance as of April 30, 2020	$1,907,629	$309,255	$8,103,177	$10,320,061

Note 10 - Stockholders’ Equity

Stock Split and Dividend

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

Common Stock

Shares issued for services

In January and February of 2020, the Company issued 669,803 shares of common stock to vendors for services valued between $0.44 and $0.46 per share, or $293,600.

Shares issued for deferred offering

On November 25, 2019 , the Company entered an Equity Purchase Agreement with an investor to purchase up to $40,000,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. The Company also issued 1,719,901 common stock of Commitment Shares upon execution of the agreement as consideration for the investor’s commitment to purchase additional shares of our common stock pursuant to the agreement. (Note 12)

Issuance of common stock payable

During the nine months ended April 30, 2020 and 2019, 436,121 and 8,495,924 shares of common stock payable were issued, respectively. As of April 30, 2020 and 2019, 410,928 and 400,928 shares remain to be issued resulting in common stock payable $186,972 and 201,294, respectively.

Conversion of debt to equity

During the nine months ended April 30, 2020, the Company issued 9,719,740 shares of common stock for the conversion of $4,489,910 of debt.

Issuance of common stock for acquisitions

In August 2019, the Company issued 400,000 and 560,000 shares of common stock valued at $2.50 per share for the acquisition of MediSource and Pantheon, respectively.

Cancellation of shares

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

Purchase of shares in subsidiary

On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares of common stock in Olaregen from other shareholders of Olaregen in exchange for 1,905,912 shares of Generex common stock and 476,478 shares of NGIO common stock which increased our interest in Olaregen to approximately 77% of the Olaregen’s outstanding voting shares.

On February 14, 2020, the remaining shareholders of Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. In total, during the nine months ended April 30, 2020, the Company issued 7,855,912 shares of stock for the purchase of the outstanding shares in Olaregen,

Shares issued as debt issuance cost

During the nine months ended April 30, 2020, the Company issued 343,000 shares of common stock to investors as debt issuance cost in conjunction with the issuance of notes payable which were valued at priced per share between $0.26 and $0.51, or total of $151,230.

Settlement of subsidiary's liability with stock

On February 14, 2020, the former stockholders of Olaregen settled a $32,212 payroll related liability using previously issued Generex common stock it had received from its share exchange.

Series H and Series I Convertible Preferred Stock

The Company has authorized 109,000 shares of designated non-voting Series H Convertible Preferred Stock with a stated value of $1,000 per share and authorized 6,000 shares of designated non-voting Series I Convertible Preferred Stock with a stated value of $47.61 per share pursuant to the Purchase Agreement dated March 27, 2017. The Series H Preferred Stock was scheduled to be sold in four tranches to the Purchaser. The Series H and Series I Convertible Preferred Stock were convertible at the option of the holder.  At closing of the first tranche on March 28, 2017, the Company issued 63,000 shares of Series H Preferred Stock for a purchase price of $3,000,000.   On December 1, 2018, after payment of the dividend, B-H Sanford, LLC, converted all of its holding of the Company’ Series H Convertible Preferred Stock owned by it into 28,828,953 shares of common stock.  On November 30, 2018, Joseph Moscato, the Company’s President and Chief Executive Officer, and Lawrence Salvo, a member of the Company’s Board of Directors, converted all shares of the Company’ Series I Convertible Preferred Stock owned by them receiving the aggregate 7,595,350 shares.

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

Olaregen

Pursuant to the Company’s acquisition of Olaregen on January 7, 2019 to acquire a 51% interest, the Company was issued 3,282,632 shares of Olaregen common stock from Olaregen shareholders. In May 2019, the Company issued 4,000,000 shares of common stock contributed and provided by the Friends of Generex Trust and a $2 million note payable for the acquisition of 592,683 shares of Series A Preferred Stock of Olaregen pursuant to a Stock Purchase Agreement entered into January 14, 2019 subject to the approval of the Board of Directors of Olaregen and consummated on May 10, 2019. The provided shares by the Friends of Generex Trust were already issued and outstanding and did not result in any expense of the Company. Since these shares were transferred, to the shareholders of Olaregen, by an existing shareholder to settle an obligation of the Company, the value of the shares provided by the Friends of the Generex Trust to settle the debt was reflected in the financial statements as an addition to contributed (paid-in) capital.

After completion Share Exchange Agreement on August 16, 2019, the Company owned 51% of Olaregen.

On February 14, 2020, the remaining stockholders of Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. After this transaction and as of April 30, 2020, Generex owns 100% of the outstanding shares of Olaregen.

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

On March 10, 2020, the Company increased the number of authorized shares from 400,000,000 to 760,000,000, which consists of 750,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of preferred stock, par value $0.001 per share.  The preferred stock may be issued in one of more series and may have preferences as to dividends and to liquidation of the Company.

As of April 30, 2020, 400,000,000 shares of NGIO are issued and outstanding of which 38,357,038 shares belong to non-controlling interest shareholders which represents a 9.59% non-controlling interest.

Note 11 – Redeemable Non-Controlling Interest

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

Note 13 - Stock-Based Compensation:

Stock Option Plans

The Company has two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,835,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). At April 30, 2020, there were 2,818,830 and 230,892,975 shares available under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2019	8,116,495	$0.84	7.21	$15,961,391
Granted	1,404,200	$1.49	4.42	—
Forfeited or expired	(642,500)	$0.79	5.78	—
Exercised	—	—	—	—
Outstanding – April 30, 2020	8,878,195	$0.93	6.20	$439,979

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on April 30, 2020. The market value was $0.46 based on the closing bid price for April 30, 2020.

There were 5,432,887 vested common stock options under the Plan as of April 30, 2020. The compensation expense was $1,630,111 for the nine months ended April 30, 2020. The Company had $3,593,298 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan at April 30, 2020 to be recognized over an average of 2.52 years.

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

April 30, 2020
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

Note 14 - Warrants:

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2019	21,559,553	$1.81	0.40	$4,500,000
Issued	88,000	2.50	2.29	—
Forfeited	(80,000)	2.50	—	—
Expired	(21,000,000)	1.79	0.01	—
Outstanding – April 30, 2020	567,553	$2.50	2.45	$—

During the nine months ended April 30, 2020, the Company issued 88,000 warrants to investors of convertible notes and 21,000,000 warrants expired due to the passage of time, and 80,000 warrants were forfeited upon settlement of a note. All the warrants issued vested immediately upon issuance. Additionally, 84,000 warrants are to be issued to AEXG in connection with an arbitrator’s award.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
Weighted average number of common shares outstanding - Basic	76,976,925	84,507,030	70,702,570	74,445,373
Potentially dilutive common stock equivalents	—	—	—	—
Weighted average number of common and equivalent shares outstanding - Diluted	76,976,925	84,507,030	70,702,570	74,445,373

The following table provides weighted average number of common stock equivalents not included in diluted income per share, because the effects are anti-dilutive, as of April 30, 2020 and 2019, respectively.

	Nine Months Ended April 30,
	2020	2019
Convertible debt	12,923,232	8,339,288
Stock options	9,123,195	6,228,095
Warrants	567,553	559,553
Total	22,613,980	15,126,936

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

Travis H. Bird was the CEO and principal owner of both Pantheon and MediSource.

Under the APAs:

•	Generex issued 400,000 shares of common stock in exchange for the Pantheon assets, and 560,000 shares of common stock in exchange for the MediSource assets.

•	Generex and NDS will pay up to $700,000 in cash to Pantheon as an earn out payment. No payment will be made unless the business conducted by NDS using the former Pantheon assets has EBITDA in the twelve months following closing in excess of $500,000. If the Pantheon business’s EBITDA meets or exceeds $1,000,000, the entire $700,000 will be paid. If the Pantheon business’s EBITDA exceeds $500,000 but is less than $1,000,000, a pro rata portion of the $700,000 earn-out will be paid.

•	Generex and NDS will pay up to $500,000 in cash to MediSource as an earn out payment. No payment will be made unless the business conducted by NDS using the former MediSource assets has EBITDA in the twelve months following closing in excess of $130,000. If the MediSource business’s EBITDA meets or exceeds $500,000, the entire $500,000 will be paid. If the MediSource business’s EBITDA exceeds $130,000 but is less than $500,000, a pro rata portion of the $500,000 earn-out will be paid.

•	In the event the EBITDA targets are met for one or both MediSource and Pantheon, Travis Bird will receive sales commissions equal to 15% of net sales during the first year following closing, and 10% of net sales during the second year.

•	Both MediSource and Pantheon agreed to waive the 1.4:1 stock split.

•	Each of Pantheon and MediSource will retain 50% of its cash on hand and 50% of its accounts receivable, with the remainder transferred to NDS at closing.

•	Generex and NDS will not assume any Pantheon or MediSource liabilities except for post-closing obligations under assumed contracts.

•	Pantheon and MediSource will not transfer their Medicare and Medicaid numbers.

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

Fair Value of the MediSource Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the MediSource acquisition:

Preliminary Allocation as of August 1, 2019
Cash and cash equivalents	$13,895
Other current assets	11,864
Property and equipment, net	8,992
Accounts payable and accrued liabilities	(31,439)
Net Tangible Assets	$3,312
Tradename / Trademarks	47,600
Business Contracts	346,800
Non-Competes	124,600
Total Fair Value of Assets Acquired	522,312
Consideration:
Fair value of common stock	479,980
Contingent consideration	409,790
Consideration included in consulting agreement	104,168
Total Purchase Price	993,938
Goodwill	$471,626

Fair Value of the Pantheon Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Pantheon acquisition:

Preliminary Allocation as of August 1, 2019
Cash and cash equivalents	$35,410
Accounts receivable	133,269
Prepaid expenses	3,336
Inventory	266,071
Medical Equipment, net	67,299
Accounts payable	(53,242)
Accrued liabilities	(15,573)
Net Tangible Assets	$436,570
Tradename / Trademarks	55,400
IP/Technology	41,500
Non-compete agreement	232,100
Customer Base	274,600
Total assets acquired	$1,040,170
Consideration:
Fair value of common stock	671,972
Contingent consideration	354,292
Consideration included in consulting agreement	145,833
Goodwill	$131,927

The components of the acquired intangible assets were as follows:

	Preliminary Fair Value	Average Estimated Life
Tradename / Trademarks	$103,000	15
IP/Technology	41,500	5
Business Contracts	346,800	15
Customer Base	274,600	10
Non-compete agreement	356,700	3
	$1,112,600

The components of the purchase consideration as of April 30, 2020 and 2019 is as follows:

Balance Sheet Components	As of April 30, 2019	As of April 30, 2020
Warrants to be issued	—	—
Call Option	—	—
Pantheon	—	473,949
MediSource	—	409,763
Total Balance of Contingent Consideration	—	883,712

The components in the change in fair value of the purchase consideration for the nine months ending April 30, 2020 and 2019 is as follows:

	Nine months ending April 30, 2019	Nine months ending April 30, 2020
Warrants to be issued	15,930,072	—
Call Option	(782,481)	—
Pantheon	—	64,159
MediSource	—	55,471
Change in fair value of purchase consideration	15,147,591	119,630

Unaudited Supplemental Pro Forma Data

Unaudited pro forma results of operations for the three and nine months ended April 30, 2020 and 2019 as though the Company acquired MediSource and Pantheon on the first day of each fiscal year are set forth below.

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2020	2019	2020	2019
Revenues	$498,676	$1,515,036	$2,077,764	$7,624,831
Cost of revenues	116,292	1,366,268	415,569	4,570,820
Gross profit	382,384	148,767	1,662,195	3,054,012
Operating expenses	3,956,738	9,387,355	14,343,559	19,607,676
Operating loss	(3,574,354)	9,238,587	(12,681,364)	(16,553,664)
Other income (expense)	(2,186,463)	(1,853,364)	(9,672,030)	11,028,865
Net loss	$(5,760,817)	$7,385,223	$(22,353,394)	$(5,524,800)
Comprehensive net loss	$(5,609,420)	$(9,944,144)	$(21,666,893)	$(4,546,148)

Note 17 – Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax gain or (loss) arising from domestic operations (United States) were $(22,329,887) and $(11,006,793) for the nine months ended April 30, 2020 and the year ended July 31, 2019, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(23,507) and $(326,461) for the nine months ended April 30, 2020 and the year ended July 31, 2019, respectively.

As of April 30, 2020, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $227.5 million, of which $196.2 million will expire in 2020 through 2038, and $31.3 million will not expire. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.4 million, which expire in 2025 through 2040. NGIO has NOL carryforwards of approximately $36.2 which will expire in 2020 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.3 million, of which $5.0 million will expire in 2033 through 2038 and $1.3 million will not expire. Olaregen Therapeutics, Inc. has NOL carryforwards of $4.0 million which will not expire. Veneto has NOL carryforwards of $9.8 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and NGIO and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of April 30, 2020, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of over $72 million with a full allowance equal to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. During the period ended April 30, 2020, the Company acquired certain assets of MediSource Partners, LLC and Pantheon Medical. The assets are included within Generex Biotechnology Corporation.

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

On March 27, 2020, the CARES Act was enacted and signed into law in the U.S. in response to the COVID-19 pandemic. One of the provisions of this law is the temporary suspension of the 80% limitation on the utilization of net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021. Additionally, the CARES Act allows The Company to carryback net operating losses generated in taxable years beginning after December 31, 2017 and before January 1, 2021 to the five previous periods if the company has taxable income in the carryback years. Neither of these modifications are expected to apply to the Company due to the sustained history of losses.

Note 18 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued.

On May 4, 2020, the Company issued a promissory note to a Lender with a purchase price of $100,000 that matures in one year and has a stated interest rate of 10% per annum. Additionally, the Company will issue 20,000 shares of restricted common stock and 20,000 stock options with an exercise price of $0.43 which was due upon execution of the note.

On May 26, 2020, the Company entered into a legal services agreement providing for a portion of legal fees payable in $50,000 cash and 120,000 shares of common stock of which $92,120 was accrued as of April 30, 2020.

On June 2, 2020, the Company entered into a Laboratory Services Agreement and Statement of Work Agreement (together, the “Agreement”) with Cellular Technology Limited (“CTL”). The Agreement calls for CTL to provide certain laboratory testing and analysis. These services provided by CTL to Generex are part of the development of a potential vaccine for COVID-19 based upon NGIO Ii-Key vaccine technology. NGIO is a majority owned subsidiary of Generex. Generex/NGIO will own the intellectual property generated by CTL’s work.

Pursuant to the Agreement, Generex will pay to CTL a fee for work plan completion of $939,478.

On June 15, 2020, filed Form S-1 offering 1,000,000 shares of its Series A Cumulative Redeemable Perpetual Preferred Stock (“Series A Preferred Stock”) and warrants (“Warrants”) to purchase up to an aggregate of 100,000 shares of the Company’s common stock, par value $0.001 (“Common Stock”). For every ten shares of Series A Preferred Stock purchased, we will issue to such purchaser one Warrant to purchase one share of Common Stock. The Warrants will have an initial per share exercise price of $15.00.  The warrants will be exercisable immediately and will expire two years from the date of issuance.  Dividends on the Series A Preferred Stock offered hereby are cumulative from the first day of the calendar month in which they are issued and will be payable on the fifteenth day of each calendar month, when, as and if declared by our board of directors. Dividends will be payable out of amounts legally available therefor at a rate equal to 13% per annum per $33.00 of stated liquidation preference per share, or $33.00 per share of Series A Preferred Stock per year.  As of the time of this filing, this Form S-1 is not effective pending review by the SEC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and nine-month periods ended April 30, 2020 and 2019. We closed on the following acquisitions during the nine months ended April 30, 2020:

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

•	On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO in. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2019, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the nine months ended April 30, 2020.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2020 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	the risks associated with international operations; (including pandemics and public health problems, such as the outbreak of novel coronavirus (“COVID-19”);

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning funding of obligations related to potential acquisitions and generally completing acquisitions;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations, acquisitions and joint ventures;

•	our expectations concerning product candidates for our technologies;

•	our expectations regarding the cost of raw materials and labor, consumer preferences, the effect of government regulations on the Company’s business, the Company’s ability to compete in its industry, as well as future economic and other conditions both generally and in the Company’s specific geographic markets;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

•	our expectations of when commercial sales of our products in development may commence and when actual revenue from the product sales may be received.

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

On January 7, 2019, we acquired a majority interest in Regentys Corporation (“Regentys”) for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $14,342,414 for a total net purchase price of $14,742,414. The total fair value of the assets acquired totaled $907,883 and goodwill of $13,834,581. Installments payable under the note were tied to specific business development objectives and dates. As of April 30, 2020, an additional $150,000 was paid for a total of $1,162,000 against the note. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $11,472,334 for a total net purchase price of $11,872,663. The total fair value of the assets acquired totaled $2,461,439 and goodwill of $9,411,224. $1,754,800 principal was paid against the note as of April 30, 2020 and an additional $13,770 was paid subsequently for a total aggregate of $1,768,570 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

On May 10, 2019, we acquired from a third party the outstanding Series A Preferred Stock in Olaregen in exchange for 4 million shares of the Company’s common stock, plus the issuance of a $2 million promissory note increasing our interest in Olaregen to approximately 62% of the Olaregen’s outstanding voting shares.

On August 1, 2019, NDS purchased the assets of Pantheon Medical - Foot & Ankle, LLC (“Pantheon”) and MediSource Partners, LLC (“MediSource”) in exchange for 960,000 shares of the Company’s common stock, performance based cash considerations. The assets purchased from MediSource were placed in a newly formed entity named Nugenerex Surgical Holdings, LLC (“Nugenerex Surgical”); and the assets purchased from Pantheon were placed in a newly formed entity named Pantheon F&A LLC (“Pantheon Medical”). Even after the reallocation of assets, Nugenerex Surgical and Pantheon Medical can be referred to as MediSource and Pantheon, respectively.

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

On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

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

According to the American Diabetes Association, in Type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus), the body does not produce enough insulin, or cannot properly use the insulin produced. Type 2 diabetes is the most common form of the disease and accounts for 90-95 percent of diabetes cases, according to the American Diabetes Association. In addition to insulin therapy, Type 2 diabetics may take oral drugs that stimulate the production of insulin by the pancreas or that help the body to use insulin more effectively. Generex Oral-lyn™ provides a simple means of delivering needed insulin to this major cohort of individuals.

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

NGIO has developed a number of Ii-Key Hybrid peptides for the immunotherapeutic targeting of tumor associated antigens (“TAAs”) in cancer and for vaccines against infectious diseases.

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

Increases in our research and development costs for each period incurred the prior year under NGDx (HDS) was related to the development costs associated with EXPRESS I and EXPRESS II kits.

Additional research and development costs and increases are expected as NGDx pursues FDA 510K approval, plus the development of additional rapid tests beyond the existing targeted infectious diseases noted above. NGDx expects to build a multi-faceted diagnostics business focused on personalized medicine. To that end, NDGx is exploring opportunities in multiplex assays for point-of-care infectious disease testing, pharmacogenomic testing for medication management, and biomarker analysis for personalized cancer treatment, including immunotherapy. The technology developed by NDGx has the potential application for many infectious diseases which will be pursued including COVID-19.

Risks and uncertainties associated with completing development

There is always uncertainty and risk associated with the development of any medical treatment or therapy, the outcome of trials, receipt of needed FDA approvals or our ability to fund and complete the necessary research and development. During the pandemic COVID-19, it is anticipated that delays will occur, but the full impact has not been determined.

It is estimated that $750,000 is needed to complete clinical trials needed for the FDA 510K approval process and to develop additional Express II products for other infectious diseases.

The primary next major milestone is the FDA 510K approval which take about 18 months. This includes approximately 6 months to complete and submit the approval, plus an additional 12 months for additional clinical testing, manufacture validation to achieve final approval

The “New” Generex & The NuGenerex Family of Subsidiary Companies

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

Our corporate mission is to provide end-to-end solutions for physicians and patients through geographic expansion of our MSO model, diversification of management services offerings, the establishment of an HMO, and the proposed collaboration with an Accountable Care Organization for complex care.

The NuGenerex family of subsidiary companies offer a broad range of products and services to meet the needs of physicians and patients, including:

•	NuGenerex Distribution Solutions: MSO, Ancillary Services, DME-IQ, and Surgical Products.

•	NuGenerex Regenerative Medicine: Olaregen Therapeutix, Regentys.

•	NuGenerex Surgical Products: Pantheon Medical – Foot & Ankle, LLC and MediSource Partners, LLC.

•	NuGenerex Health: MSO/HMO: Ancillary health management services for chronic conditions – 65,000 + Patient population with Diabetes; Ophthalmology, Podiatry, Chronic Care Management (CCM).

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

NuGenerex Regenerative Medicine

Olaregen Therapeutix, Inc.

Our majority-owned subsidiary, Olaregen Therapeutix, Inc. is a regenerative medicine company focused on the development, manufacturing and commercialization of products that fill unmet needs in the current wound care market. We aim to provide advanced healing solutions that substantially improve medical outcomes while lowering the overall cost of care.  Olaregen’s first product, Excellagen® (wound conforming matrix) is a topically applied product for dermal wounds and other indications. Excellagen is a FDA 510(k) cleared device for of a broad array of dermal wounds, including partial and full thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/ grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns and skin tears) and draining wounds, enabling Olaregen to market Excellagen in multiple vertical markets. Since acquisition, Excellagen® became commercially viable.

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

Excellagen possesses a FDA 510K clearance wound healing product for the treatment of 17 types of wounds including partial and full thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns, and skin tears) and draining wounds became commercially viable and requires limited research and development. Olaregen’s product known as Cord Products requires funding to complete additional needed research and development to remain commercially viable and competitive in order to generate future sales. Exassome requires funding to initiate research and development costs to combine Exassome and Excellagen for the development of Excellasome® to begin the initial trials.

Additional research and development is expected for Excellagen to enhance the product to allow the product to be used in VA Hospitals that require treatments as “room temperature.” Without additional funding to create a viable “room temperature” product for VA Hospitals, its full potential would not be realized. Upon funding and indications from the marketplace, Olaregen’s would consider further research and development on its Cord Products to enhance and create unique qualities in order to remain commercially viable and competitive combined with other marketplace indicators. Substantial research and development costs are expected for several years to develop Excellasome® as a commercially viable product beginning with its initial Phase I trial.

Risks and uncertainties associated with completing development

The product Excellagen® is complete with active sales. As a result, no additional resources are currently needed for Excellagen®. In order to fully exploit Excellegen’s potential including combining Excellagen with Exassome to create the viable product Excellasome®, additional funding is required. Excellasome® requires substantial funding and will not continue without such funding or license and collaboration agreement to conduct the needed research and development with internal funding. A collaboration and funding to conduct a Phase I Trial of Excellasome® would be the first of many research and development milestones to be completed over the next several years prior to any FDA approval. Currently, we are not aware of any clinical trial applications.

As discussed above with other products, there is always uncertainty and risk associated with the development of any medical treatment or therapy, the outcome of trials, receipt of needed FDA approvals or the ability to complete research with collaborators. During the pandemic COVID-19, it is anticipated that delays will occur, but the full impact has not been determined.

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

Regentys is developing ECMH™ Rectal Solution, an extracellular matrix (“ECM”) hydrogel, to facilitate tissue healing in patients with inflammatory bowel diseases. Initially, the company is targeting patients with Ulcerative Colitis and thereafter, it plans to modify its products and delivery system to address patients with Crohn’s Disease, Rectal Mucositis and other similar indications.

The company’s product is categorized by the US Food and Drug Administration (“FDA”) as a medical device. This requires approval by the FDA prior to marketing or sale in the United States and by other governmental regulatory authorities in different foreign jurisdictions. Most simplistically, the process to obtain approval for similar products in the US is as follows: undertake preclinical and animal studies; assess and validate study results; draft regulatory filings to prepare for clinical trials; make manufacturing batches of the product; validate the effectiveness of the manufacturing process; scale up manufacturing for clinical trial batches, file clinical trial documentation, solicit patients, undertake a first-in-man (FIM) pilot study, adjust the product/study and protocol if required, and undertake additional pivotal studies, gather and present data and submit final regulatory applications with all the required product, manufacturing and clinical data. Thereafter, once all elements are met, permission to market and sell is granted by the regulatory authority. For FDA medical device applications that are 510(k) de novo, there is a great likelihood of approval.

In 2016 and 2017, Regentys completed promising pre-clinical and animal studies under a research and development agreement with the University of Pittsburgh. In 2018, Regentys engaged HPA, a Boston, MA-based consulting firm, to provide the company with guidance in its US FDA filing activities. In 2018, Regentys received guidance from the FDA regarding its need to file a 510(k) de novo application to position its product for clinical evaluation, commercialization and market approval the US. The clinical program Regentys is undertaking is being designed to meet FDA standards which are recognized by major industrialized countries globally with statutory regulatory clinical trial and filing adjustments to be made to account for the distinctions imposed by each country. The company expects to conduct a 20-person study and a 50-person study prior to filing its application with the US FDA.

In 2018, Regentys entered into a development agreement with Cook Biotech, Inc. (“CookBio”) a recognized global leader in the development and manufacture of extracellular matrix products. CookBio is helping Regentys to facilitate a final production version of the ECMH product, and upon completion, CookBio has agreed to manufacture the product in North America. As well, CookBio is collecting relevant product data and building the product and manufacturing data portfolio required for submission to the FDA and other governmental entities. In 2018, the Company also entered into an agreement with Natureplex, a finished goods maker is the second largest enema manufacturer behind Fleet. The Natureplex diluent and bottles along with the Cook Bio ECM biomaterial is expected to comprise the final product kit.

During 2019, Regentys’ development activities focused on scaling-up batch sizes of the product and evaluating key indicators to demonstrate conformity with the original formulae plus certain enhancements. The company achieved an almost identical version of the original formula in a scaled-up production run, but it seeks to improve on two commercial specifications. To facilitate this process, Regentys engaged Dr. Steven Badylak, DVD, MD and the McGowan Institute at the University of Pittsburgh to help with this work. Should improvements not meet all the desired commercialization parameters, Regentys has an established back-up version of its formula that will meet all indicators without the commercial enhancements.

Pre-Clinical Results

Published pre-clinical results in the Journal of Crohn’s and Colitis highlight the promise of Regentys technology. Animal data show the ECMH therapy can both alleviate clinical symptoms and facilitate healing in UC patients. Previous pre-clinical ECM animal data for approved products has been shown to have a high correlation with human data.

In 2019, Regentys contracted with Brandwood CKC, a Sydney, Australia-based global regulatory firm to assist the company with all necessary regulatory filings to conduct clinical trials and gain product approvals in jurisdictions outside of the US. The company intends to undertake a clinical trial in Australia within months of the completion of the final product. Brandwood representatives will help Regentys establish the process for the pilot clinical trial in Australia. Currently, the United States, Canada, Europe and Israel are proposed pivotal trial venues.

In 2019, Regentys finalized its clinical protocol and developed an advanced version of the Investigators Brochure. Dr. Thomas Borody, MD, a Sydney, Australia based physician with the Center for Digestive Diseases and recognized expert in GI matters, has agreed to be our principal investigator in Australia. Along with Brandwood, Dr. Borody’s team will undertake a coordinated effort to manage human clinical trials and regulatory activities in Australia.

Our pre-2020 business plan forecasted the initiation of our first-in-human pilot clinical trial in Australia to generate data that will be used to focus later human trials and support regulatory filings. In the future, over the next several years, the development, clinical and regulatory activities and to secure approval to market and sell the initial product candidate for ulcerative colitis in the US, with approximately $7 million allocated to development activities and $8 million for clinical trial and regulatory approvals. In addition, about $15 million is also likely to be needed to develop the asset to treat Crohn’s Disease and each other indication.

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

Additional funding is required by Generex to meet Regentys’ present stage of development of the product, and the milestones required to successfully meet all regulatory, clinical, and manufacturing requirements to acquire regulatory approval to market and sell products.

In addition to financial capital, Regentys will require additional human resources to get its product approved and to market. More specifically, the company expects that commercial success will more readily occur with a proven strategic partner with established global and or regional sales and distribution channels. Management has made identifying and engaging an entity (or multiple entities) with a global sales and distribution footprint to facilitate its product introduction and market expected Q4 2022. Should this strategic partnering not occur, Regentys would be required to raise substantial additional monies to develop the company’s resources to enable it to undertake the marketing and sale of the developed assets.

We anticipate the earliest we may expect development to be finalized is Q4 2020 and first-in-human trials to begin in Q1 2021. Accordingly, we may expect to commence sales in the US no earlier than in Q1 2023 contingent on FDA acceptance of our proposed clinical and regulatory strategy and our ability to execute this strategy. Product commercialization with a CE mark in the EU and Australia is anticipated simultaneously, or soon thereafter, contingent upon applicable approvals to market by jurisdiction and a partnering arrangement with an established European life sciences partner that has not yet been identified.

Prior to licensing products from the University of Pittsburgh, management conducted extensive due diligence on the then market trends, competitive landscape, government regulatory and compliance matters for ECM regenerative products. Management continues this monitoring activity. To date, no similar technologies to ECMH™ addressing Ulcerative Colitis and Crohn’s Disease have surfaced. In fact, the market is in greater need to fill the void between current first-line therapies, like 5-ASA, steroids, and biologics, such as Humira™, and other monoclonal antibody technologies principally because ECM has shown the ability to facilitate tissue healing as opposed to simply suppressing inflammation as many other competitive products do.

The market continues to be dominated by pharmaceutical therapies for IBD treatment. While recent regulatory trends, including the FDA’s effort to reform the 510(k) process, tend to raise the regulatory bar and add additional costs, therapies that show promise in treating chronic diseases such as UC and Crohn’s Disease, especially those therapies providing a regenerative approach to treating the disease will be viewed favorably. Stem cell-based therapies continue to be developed; however, we are not aware of any clinical trial applications for IBD.

We are closely monitoring the use of emerging technologies to enhance the healing aspects of ECM products like ours and look to support our existing product with variations that might enhance the benefits of our products. The likelihood is that any adjustment to our initial product candidate with any such advance will only occur in the second generation of the product candidate.

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

Risks and uncertainties associated with completing development

As will all trials, there is always uncertainty and risk associated with the development of any medical treatment or therapy, but the continued development of the trials financing and the lack of such financing is central risk to the development of a final product formulation, the conduct of human clinical trials and the receipt of regulatory approval for marketing its ECMH™ Rectal Solution.

As a condition of its licensing agreement with the University of Pittsburgh, Regentys has specific milestones to meet in its development program in 2020 or its exclusive license can be terminated. Funding is required to retain this license. Should this license be lost, Regentys would have options to develop its co-developed technology with Pittsburgh, but the company would likely have to repeat research to use a new form of hydrogel process to make its product without infringing the University of Pittsburgh’s patent. This would be a substantial additional cost to Regentys and create a competitive advantage to any new holder in due course of such rights. In addition, Regentys has additional patents in process that could serve as the basis of additional regenerative medicine products in the urogenital space, but additional research and development is required. Any delay in funding could substantially delay these projects in time and increase costs.

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

We did not expend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the fiscal quarters ended April 30, 2020 and 2019 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the nine months ended April 30, 2020 and 2019, NGIO expensed $150,875 and $0, respectively, to NSABP for clinical trials for additional research and development relating to NGIO’s peptide immune therapeutic vaccines and related technologies. One NGIO vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an NGIO vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

During the nine months April 30, 2020 and 2019, NGDx incurred $298,761 and $443,504 on research and development relating to its rapid diagnostic tests, respectively.

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

The following table summarizes our research and development projects in development and the next milestone in its development and estimated costs to achieve such milestone:

List of Projects

Company (Subsidiary)	R&D Project	Current Milestone Target	Estimated Milestone Costs
NGIO	AE37 Cancer Vaccine	Phase II Clinical Trial	1,000,000
NGIO	COVID-19 Vaccine	Development of Human Trials	1,000,000
Regentys	ECM	First In-Human Clincial Trial in Australia	2,000,000
NGDx	Express I & II	FDA 510K Approval	750,000
Olaregen	Excellagen	Product in Active Commercialization	—
Olaregen	Excellasome®	Phase I Clinical Trial	500,000
TOTAL			$5,250,000

The following is a summary of our research and development costs for the three and nine months ending April 30, 2020:

	Three Months Ending April 30,		Nine Months Ending April 30,
R&D Project	2019	2020	2019	2020
AE37 Cancer Vaccine	$—	$12,481	$381,000	$154,681
COVID-19 Vaccine	—	17,150	—	17,150
ECM	331,711	110,274	638,511	676,464
Express I & II	140,299	91,540	443,504	298,761
Excellagen	—	—	—	15,760
Excellasome®	—	—	—	7,200
	$472,010	$231,445	$1,463,015	$1,170,016

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of April 30, 2020 and July 31, 2019, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended April 30, 2020 compared to three months ended April 30, 2019

During the three months ended April 30, 2020 and 2019, net revenues decreased $594,250 to $498,676 from $1,092,926, respectively. The decrease in revenue is due Veneto’s operation ceasing which resulted in a decrease of $1,054,336 partially offset by revenues from Pantheon, which was acquired in August 2019, and Olaregen, which was acquired in January 2019, of approximately $414,947 and $82,439, respectively. Pantheon was acquired in August 2019 and Olaregen was acquired in January 2019 and therefore had minimal, or no revenue in the comparative period.

We had a net loss for the three months ended April 30, 2020 and 2019 of $5,760,817 and $11,153,308, respectively. The decrease in net loss for the three months ended April 30, 2020 was caused primarily by the reduction in general and administrative of approximately $8,656,877 in the prior fiscal period and $3,624,709 in the current period. Also, there were operating expenses of approximately $3,956,738 and $9,128,887 in the three months ended April 30, 2020 and 2019, respectively.

The $5,032,168 decrease in general and administrative expenses in the quarter ended April 30, 2020 versus the comparative previous fiscal quarter is due primarily to a $2,752,235 accrual in 2019 for pending litigation over due diligence fees as well as a reduction of operations of Veneto which resulted in a $1,615,430 decrease in general and administrative expenses.

Our interest expense in the three months ended April 30, 2020 was $1,506,103 compared to the previous year’s fiscal three months of $2,328,703 which was primarily due to the amortization of debt discount relating to the convertible promissory notes.

Nine months ended April 30, 2020 compared to nine months ended April 30, 2019

We had a net loss for the nine months ended April 30, 2020 of $22,353,394 and $5,755,312 in the corresponding nine months of the prior fiscal year. The net loss for the nine months ended April 30, 2020 was primarily caused by general and administrative expenses of approximately $13,058,813 and other expenses consisting of changes in fair value of derivative liabilities of $4,112,208, and interest expense of $5,453,268.

The $4,369,369 decrease in general and administrative expenses in the nine months ended April 30, 2020 versus the comparative previous nine month period due to the reduction of operations of Veneto which decreased $5,604,753, which was partially offset by the increased operations of Olaregen which resulted in $945,863 of additional expenses.

Our interest expense in the nine months ended April 30, 2020 was $5,453,268 compared to the previous year’s fiscal nine months of approximately $4,591,639 which is primarily due to the amortization of debt discount relating to the convertible promissory notes.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock, securities convertible into our common stock, and investor loans. We will require additional funds to support our working capital requirements and any development or other activities. NGDx will require additional funds to support its working capital requirements and any development or other activities or will need to curtail its research and development and other planned activities or suspend operations. NGDx will no longer be able to rely on its former primary owner for necessary financing. Going forward, NGDx will rely on Generex financing activities to fund NGDx operations, development, and other activities.

As of June 22, 2020, the Company’s cash position is not sufficient for twelve months of operations. Anticipated revenues associated with MediSource and Pantheon acquisitions are expected to alter the cash flow landscape.

While we have financed our development stage activities to date primarily through issuance of convertible notes, and raised approximately $6.5 million during the nine months ended April 30, 2020, our cash balances have been low throughout fiscal 2019.

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

Financings

The following is a summary of the financing activities that we have completed during the nine months ended April 30, 2020.

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

Financing – February 10, 2020

On February 10, 2020, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $305,000. The note accrues at 12% per annum and has a maturity date of February 10, 2021 and is convertible into common voting shares at a variable rate determined in the instrument.

Financing – February 28, 2020

On February 28, 2020, we entered into convertible notes and securities purchase agreements with three investors in the principal amount of $281,600. The notes accrue, at 9.5% per annum, have a maturity date of February 28, 2021 and are convertible into common voting shares at a variable rate determined in the instruments.

Cash flows for the nine months ended April 30, 2020

For the nine months ended April 30, 2020, we used $5.5 million in cash to fund our operating activities. The use for operating activities included a net loss of $22.4 million. Changes to working capital included a decrease of $6.4 million related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $0.6 million related to depreciation and amortization, $1.6 million related to stock compensation, $3.8 million of amortization of debt discount and a $4.8 million change in fair value of downside protection partially offset by a gain in fair value of derivative liabilities - convertible notes of $0.6 million.

In the nine months ended April 30, 2020, we had net cash provided by investing activities of $0.05 million primarily relating to cash received in the acquisition of MediSource Pantheon.

We had cash provided by financing activities in the nine months ended April 30, 2020 of $5.6 million, most of which was from proceeds from investors of $6.5 million partially offset by payments on notes payable of $0.9 million.

Our net working capital deficiency on April 30, 2020 increased to $37.6 million from $28.0 million at April 30, 2019, which was attributed primarily to an increase in accounts payable and accrued expenses.

Funding Requirements and Commitments

In addition to our commitments under the financings described above, we have the following obligations:

Veneto Acquisition Related Debt

On November 1, 2018, in connection with the completion of the acquisition of the pharmacy, management service organization and other assets of Veneto, the Company’s subsidiary, NuGenerex Distribution Solutions 2, LLC (“NuGenerex”), issued Veneto a promissory note in the principal amount of $35,000,000. The note calls for payment in full on or before January 15, 2019 with interest at an annual rate of 12% on the $30,000,000 portion of the new note representing the purchase price of the assets. The note is guaranteed by Generex and Joseph Moscato and secured by a first priority security interest in all Generex’ assets. Mr. Moscato’s guaranty is limited to the principal amount of $15,000,000.

On January 15, 2019, we entered into an Amendment Agreement (the “Amendment”) with Veneto and the equity owners of Veneto entered into restructuring payment of the note as follows:

•	Payment of $15,750,000 by delivery of Generex common stock, initially valued at $2.50 per share.

•	If, on the first to occur of (i) the ninetieth (90th) day after closing under the Amendment and (ii) the effective date of a registration statement filed with the SEC including the Generex shares pursuant to the Amendment, the average volume weighted average price (“VWAP”) of Generex common stock for the preceding five (5) trading days is less than $2.50 share, Generex will deliver additional Generex Shares such that the aggregate number of shares delivered under this Agreement equals $15,750,000 ÷ such average VWAP.

•	The remainder of the principal and interest under the note shall be payable on April 15, 2019; provided that on that maturity date, Veneto shall have the option of (i) payment of principal and interest in cash and (ii) payment of principal and interest by Generex’ delivery of Generex Shares valued at $2.50 per share.

•	All Generex shares issued pursuant to the Amendment will be delivered pro rata to the nine equity owners of Veneto as distributions from Veneto.

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

On November 24, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the note on or before April 30, 2020. The extension of this due date has no impact on the existing schedule of future payments or any additional terms within the Note. Olaregen has not filed any notice of default as of the date of publication, and Generex continues to provide Olaregen with business opportunities continuing the relationship.

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

In addition to our future funding requirements, commitments, and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expenses incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	the timing, receipt, and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;

•	the cost of manufacturing (paid to third parties) of our licensed products and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development;

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and

•	the receptivity of the financial market to biopharmaceutical companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2020 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the 2020 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’ acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs. On December 2, 2018, an arbitrator awarded Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”) an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share. The awards were made pursuant to claims under a Memorandum of Understanding (“MOU”) between Generex and AEXG related to AEXG referring potential financing candidate to Generex. AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the Warrants. The arbitrator did not award the specific amount of $3.3 million, but only liquidated damages in the amount of $220,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. The petition to confirm the arbitrator’s award and Generex’ opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. The parties are awaiting the court’s response to the Arbitrator’s statement. As of January 31, 2020, the value of the warrants has a market value of $65,613. Between the warrants and the $220,000 of liquidated damages, the Company has accrued $285,613 related to this matter.

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

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell and sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. On January 25, 2019, Generex received a letter from the purchaser’s counsel stating that the Note was in default because Generex’ common stock was not listed on NASDAQ within 90 days after the issuance of the Note. The letter demanded repayment in full. On February 12, 2019, the Purchaser filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Counsel for Generex and Alpha have engaged in settlement discussions.

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

On December 2, 2019, the Company was named as a respondent in an arbitration brought by KSKZ Management, LLC before the American Arbitration Association in Texas.  The Claimant alleges that the Company breached a consulting agreement that purportedly obligated the Company to pay claimant a monthly consulting fee for three years.  Kevin Kuykendall is the manager and a member of Claimant. Claimant is seeking approximately $3,450,000 in unpaid consulting fees allegedly due.  The Company is vigorously defending itself and has filed counter-claims against Claimant.

On February 18, 2020, the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020, the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions.

On May 6, 2020, the Company was named as a defendant in an action brought by Iliad Research and Trading LP (“Iliad”) in Salt Lake City, Utah. The plaintiff alleges that the Company breached a Securities Purchase Agreement and Convertible Promissory Note. The action seeks, among other things, a temporary restraining order preventing the Company from issuing new shares and an order compelling the Company to arbitrate the dispute with Iliad. On Friday, May 29, 2020, the Third District Court entered a ruling that Generex may not issue, transfer or otherwise dispose of any shares of stock without receiving court approval from the judge in the Utah Third District Court. The Company continues to contest the matter.

Item 1A. Risk Factors.

Generex is a smaller reporting company defined by Rule 12b-2 of the Exchange Act and not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2019, we closed an asset purchase agreement for the acquisition of Pantheon Medical – Foot & Ankle, LLC through a stock purchase agreement in exchange for 400,000 shares of common stock, plus contingent consideration up to $500,000 based upon a future performance and a consulting agreement for $2,000,000; $250,000 payable in shares of common stock; and $1,750,000 payable in 18 equal installments of $97,222.22 per month payable in cash as is available from the operations of newly formed subsidiaries Pantheon and NuGenerex Surgical, or shares of common stock issued monthly that included $250,000 worth of common stock. As of the date of acquisition, the fair value of the contingent consideration was $409,790 and $473,949 as of April 30, 2020. The change in the fair value of the contingent consideration for the nine months ending April 30, 2020 was $64,159.

On August 1, 2019, we closed an asset purchase agreement for the acquisition of the assets of MediSource through a stock purchase agreement in exchange for 560,000 shares of common stock, plus contingent consideration up to $700,000 on the first anniversary of the acquisition based upon a future performance and a consulting agreement with the CEO that included $250,000 worth of common stock, plus an 18-month contract for $97,222 payable in cash or common stock.

On August 5, 2019, we issued 35,249 shares of common stock upon conversion of $45,000 of principal and $2,338 of interest of a note.

On August 7, 2019, we issued 338,261 shares of common stock upon conversion of $253,371 of principal and $1,666 of interest, $109,632 of default penalties of a note, and $750 of conversion fees.

On August 8, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $1,150,000. The note accrues at 9% per annum and has a maturity date of August 7, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On August 8, 2019, we issued 537,600 shares of common stock upon conversion of $649,851 of principal of a note.

On August 12, 2019, we issued 42,932 shares of common stock upon conversion of $45,000 of principal and $2,500 of interest of a note.

On August 14, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $1,100,000. Pursuant to the securities purchase agreement, we also sold to the investor warrants to purchase up to an aggregate 88,000 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the note resulting in full discount of the note.

On August 15, 2019, we entered an agreement to pay an investor $900,000 for the prepayment of $666,667 owed under a note. Pursuant to the agreement, we issued 322,491 shares of common stock upon conversion of $350,000 owed under the note based upon a conversion price of $1.51942 per share.

On August 16, 2019, we issued 1,905,912 shares of common stock pursuant to a share exchange agreement to purchase an additional 900,000 shares in Olaregen Therapeutix Inc. from Olaregen Therapeutix LLC representing increasing Generex’s ownership from approximately 62% to 76%.

On August 19, 2019, we issued 64,554 shares of common stock upon conversion of $60,000 of principal and $3,450 of interest of a note.

On August 21, 2019, we issued 132,122 shares of common stock upon conversion of $100,000 of principal and $5,699 of interest of a note.

On August 29, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $250,000. The note accrues at 9% per annum and has a maturity date of August 28, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On September 1, 2019, we retained a consultant to provide consulting services for a flat fee of $2,000,000 payable in cash or shares of common stock at our election.

On September 9, 2019, we issued 30,000 shares of common stock for the settlement of $ 53,107 of accounts payable for past services and other accrued obligations.

On September 10, 2019, we issued 106,032 shares of common stock upon conversion of convertible debt of $100,000 in principal and $6,361 in accrued interest.

On September 12, 2019, 20,375,000 shares of common stock held in trust for the benefit of the Company were cancelled by the Company.

On September 13, 2019, we entered into a convertible note and securities purchase agreement with an investor in the principal amount of $872,000. The note accrues at 9.5% per annum and has a maturity date of September 12, 2020 and is convertible into common voting shares at a variable rate determined in the instrument.

On September 17, 2019, we issued 133,182 shares of common stock upon conversion of convertible debt of $130,000 in principal and $8,522 in accrued interest.

On September 18, 2019, we issued 158,117 shares of common stock upon conversion of convertible debt of $150,000 in principal and $9,699 in accrued interest.

On November 12, 2019, the Company converted $80,000 of principal and $4,778 of interest into 161,482 shares of common stock.

On November 14, 2019, the Company converted $50,000 of principal and $2,712 of interest into 112,154 shares of common stock.

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

On November 21, 2019, the Company converted $80,000 of principal and $4,493 of interest into 188,811 shares of common stock.

On November 21, 2019, the Company converted $100,000 of principal and $6,219 of interest into 237,360 shares of common stock.

On November 27, 2019, we converted $100,000 of principal and $6,384 of interest into 283,689 shares of common stock.

On November 27, 2019, we converted $125,000 of principal and $7,226 of interest into 352,603 shares of common stock.

On November 29, 2019, we converted $50,000 of principal into 110,900 shares of common stock.

On December 5, 2019, we converted $70,000 of principal and $4,621 of interest into 252,954 shares of common stock.

On December 5, 2019, we converted $75,000 of principal and $4,500 of interest into 269,492 shares of common stock.

On December 6, 2019, the Company entered into an Equity Purchase Agreement with an investor to purchase up to $40,00,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement and we issued 1,719,901 shares of common stock upon signing.

On December 9, 2019, we closed under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $2,200,000. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount and issued 140,000 shares of common stock for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to 95% of the Market Price, the mathematical average of the 5 lowest individual daily volume weighted average prices of the common stock less $0.05 per share.

On December 13, 2019, we issued 32,610 shares of common stock pursuant to a satisfaction and release agreement.

On December 12, 2019, we converted $70,000 of principal and $4,756 of interest into 253,410 shares of common stock.

On December 12, 2019, we converted $50,000 of principal and $3,096 of interest into 179,985 shares of common stock.

On December 17, 2019, we converted $75,000 of principal and $4,747 of interest into 270,327 shares of common stock.

On December 18, 2019, we converted $50,000 of principal and $4,556 of interest into 179,253 shares of common stock.

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

On February 10, 2020, we closed a financing transaction under a securities purchase agreement with an investor, pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $305,000. The purchase price of the note was $270,000, a $5,000 closing fee and the remaining $30,000 of principal amount represents original issue discount and issued 35,000 shares of common stock for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at the lowest closing price on the date of closing.

On February 13, 2020, we converted $330,881 of principal and $54,849 of interest and $750 of conversion fees totaling $386,480 into 1,400,000 shares of common stock.

On February 19, 2020, we converted $53,264 of principal and $13,793 of interest into 173,507 shares of common stock.

On February 19, 2020, we converted $168,300 of principal and $6,979 of interest into 453,526 shares of common stock.

On February 28, 2020, we closed under a securities purchase agreement with three investors pursuant to which we sold a series of convertible notes bearing interest at 9.5% per year in the principal amount in the aggregate of $281,600. The purchase price of the notes in the aggregate were $256,600 and the remaining $25,600 of principal amount in the aggregate represents original issue discount. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

•	A price determined as of the date of closing; and

•	80% of the lowest volume weighted average trading price of the common stock on the ten days prior to (and including) the date a notice of conversion is received.

On March 4, 2020, we converted $171,826 of principal and $11,022 of interest into 570,739 shares of common stock.

On March 23, 2020, we converted $100,000 of principal into 245,098 shares of common stock.

On March 31, 2020, we converted $239,346 of principal and $9,904 of interest and $750 of conversion fees totaling $250,000 into 609,519 shares of common stock.

On April 9, 2020, the Company entered into a promissory note with a lender bearing interest at 10% per annum in the principal amount of $50,000 and issued 10,000 shares of common stock in the aggregate for the commitment.

On April 20, 2020, we converted $78,573 of principal and $12,599 of interest into 271,541 shares of common stock.

On April 21, 2020, we converted $164,082 of principal and $3,048 of interest and conversion fees of $750 totaling $167,880 into 500,000 shares of common stock.

On May 4, 2020, the Company entered into a promissory note with a lender bearing interest at 10% per annum in the principal amount of $100,000 and issued 20,000 shares of common stock in the aggregate for the commitment and issued an option agreement to purchase up to 20,000 shares of the Company’s stock at $0.34/share expiring on May 4, 2022.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2020. 20,375,900 shares of common stock were contributed back to the Company by one shareholder without consideration.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 22, 2020	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 22, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)
3.1	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3.2	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
3.2	Certificate of Designation of Series A Cumulative Redeemable Perpetual Preferred Stock (incorporated by reference to Generex Biotechnology Corporation’s Report on Form S-1 filed June 12, 2020)
10.1	Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions, LLC effective October 3, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.2	Promissory Note in the amount of $15,000,000 from NuGenerex Distribution Solutions, LLC to Veneto Holdings, LLC (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on October 9, 2018).
10.3	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.4	Promissory Note in the amount of $35,000,000 from NuGenerex Distribution Solutions 2, LLC to Veneto Holdings, L.L.C. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on November 5, 2018).
10.5	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 22, 2019).
10.6	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on April 4, 2019).
10.7	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.8	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.9	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.10	Amended and Restated Shareholders Agreement of Regentys Corporation (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.11	Management Services Agreement among Regentys Corporation and its officers (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.12	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.13	Promissory Note issued by Generex Biotechnology Corporation to Olaregen incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.14	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.15	Amended and Restated Investor Rights Agreement of Olaregen incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Current Report on Form 8-k filed on January 11, 2019).
10.16	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019
10.17	Asset Purchase Agreement by and among MediSource Partners, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2019)
10.18	Asset Purchase Agreement by and among Pantheon Medical - Foot & Ankle, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Current Report on Form 8-K filed on July 16, 2019)
10.19	Stock Purchase Agreement by and between Generex Biotechnology Corporation and GH Care, Inc. DBA ALTuCELL, Inc., effective as of November 15, 2019 (incorporated by reference to 8-K filed November 27, 2019)
10.20	Equity Purchase Agreement between the Company and Oasis (incorporated by reference to S-1 filed February 18, 2020)
10.21	Registration Rights Agreement between the Company and Oasis (incorporated by reference to S-1 filed February 18, 2020)
10.22	Purchase Agreement between the Company and Discover (incorporated by reference to S-1 filed February 18, 2020)
10.23	Amendment Agreement between the Company and ALTuCELL (incorporated by reference to 8-K filed January 28, 2020)
10.24	Securities Purchase Agreement between the Company and Auctus (incorporated by reference to S-1 filed February 18, 2020)
10.25	Registration Rights Agreement between the Company and Auctus (incorporated by reference to S-1 filed February 18, 2020)
10.26	Warrant issued by the Company to Auctus (incorporated by reference to S-1 filed February 18, 2020)
10.27	Material Definitive Agreement between the Company and Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (an affiliate of China Technology Exchange) (incorporated by reference to 8-K filed March 2, 2020)
10.28	Registration Rights Agreement between the Company’s subsidiary NuGenerex Immuno-Oncology, Inc. filed on a Form 10 (incorporated by reference to 8-K filed March 13, 2020)
10.29	Purchase Agreement between the Company and BHP Capital (incorporated by reference to Exhibit 10.91 to Current Report on Form 10-Q filed on March 10, 2020)
10.30	Purchase Agreement between the Company and Jefferson Street Capital (incorporated by reference to Exhibit 10.92 to Current Report on Form 10-Q filed on March 10, 2020)
10.31	Purchase Agreement between the Company and Platinum Point Capital (incorporated by reference to Exhibit 10.93 to Current Report on Form 10-Q filed on March 10, 2020)
10.32	Purchase Agreement between the Company and Group 10 Holdings (incorporated by reference to Exhibit 10.94 to Current Report on Form 10-Q filed on March 10, 2020)
10.33	Clinical Trial Collaboration and Supply Agreement. Merck Sharp & Dohme B.V., Antigen Express, Inc. June 28, 2017 (incorporated by reference to 8-K filed August 1, 2017).
10.34	Clinical Trial Agreement, Phase II Study, NSABP and Antigen Express, November 20, 2018 (incorporated by reference to 8-K filed November 26, 2018).
10.35	License and Research Agreement between Antigen Express, Inc. and Shenzhen Bioscien Pharmaceuticals Co., Ltd. November 29, 2017 (incorporated by reference to 8-K filed December 11, 2017).
10.36	Laboratory Services Agreement between the Company and Cellular Technology Limited, June 2, 2020 (incorporated by reference to 8-K filed June 2, 2020).
10.37	Promissory Note in the amount of $50,000 from the Company with Michael Caridi, April 9, 2020. **
10.38	Promissory Note in the amount of $100,000 from the Company with Michael Caridi, May 4, 2020. **
10.39	Legal Services Agreement in the amount of $50,000 and 120,000 shares of Common Stock Carmel, Milazzo & Feil LLP, May 26, 2020. **
31.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

** Filed herewith

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

