Form 10-K
period 2020-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2020-11-13
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: July 31, 2020

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

Non Affiliate Float	Closing price as of January 31, 2020	Market Capitalization
49,829,332	$0.5380	$26,808,181

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
November 5, 2020	107,949,089

Table of Contents

PART I	4
Item 1. Business.	4
Corporate History	6
Business Overview	6
Historical Business	9
Treatment of Legacy Assets	9
NuGenerex Therapeutics	9
NuGenerex Immuno-Oncology (NGIO, formerly Antigen Express)	12
NuGenerex Diagnostics (NGDx, formerly Hema Diagnostic Systems LLC)	14
The “New” Generex & The NuGenerex Family of Subsidiary Companies	16
NuGenerex Regenerative Medicine	17
Regentys Corporation	19
NuGenerex Surgical Products	21
NuGenerex Health, LLC	22
NuGenerex Health HMO	23
Contemplated Product Positioning and Plan Design	23
GOVERNMENT REGULATION	24
MARKETING AND DISTRIBUTION	31
Manufacturing	32
RAW MATERIAL SUPPLIES	33
Intellectual Property	34
Competition	37
Environmental Compliance	40
Research and Development Expenditures	40
Employees	40
Item 1A. Risk Factors.	41
Item 1B. Unresolved Staff Comments.	64
Item 2. Properties.	64
Item 3. Legal Proceedings.	65
Item 4. Mine Safety Disclosures.	67
PART II	68
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	68
Market Information	68
Holders	69
Dividends	69
Equity Compensation Plan Information	69
Recent sales of unregistered securities; use of proceeds from registered securities	69
Purchases of equity securities by the issuer and affiliated purchasers.	78
Item 6. Selected Financial Data.	78
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	78
Executive Summary	80
Financial Condition, Liquidity and Resources	83
Funding Requirements and Commitments	87
Off-Balance Sheet Arrangements	90
Tabular Disclosure of Contractual Obligations	90
Accounting for Research and Development Projects
Critical Accounting Policies	90
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	91
Item 8. Financial Statements and Supplementary Data.	92
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	138
Item 9A. Controls and Procedures.	138
Preliminary Note	138
Evaluation of Disclosure Controls and Procedures	138
Changes in Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting	139
PART III	141
Item 10. Directors, Executive Officers and Corporate Governance	141
Family Relationships	145
Involvement in Certain Legal Proceedings	145
Code of Ethics
Corporate Governance
Item 11. Executive Compensation.	147
Compensation, Discussion & Analysis	147
Summary Compensation Table	150
Outstanding Equity Awards at Fiscal Year-End	151
OUTSTANDING EQUITY AWARDS AT JULY 31, 2020	151
Director Compensation	152
DIRECTOR COMPENSATION	152
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	153
Security Ownership of certain Beneficial Holders and Management	153
Item 13. Certain Relationships and Related Transactions, and Director Independence.	154
Item 14. Principal Accounting Fees and Services.	155
PART IV	155
Item 15. Exhibits, Financial Statement Schedules.	155

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

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations of future revenues, expenditures, capital or other funding requirements,

•	the adequacy of our cash and working capital to fund present and planned operations and growth,

•	the timing of our expansion plans;

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;

•	our expectations of when different phases of clinical activity may commence and conclude;

•	the effect of governmental regulations generally;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and;

•	our expectations of when commercial sales of our products may commence and when actual revenue from the product sales may be received.

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

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which was incorporated in Ontario, Canada, remained as our wholly-owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals Inc.; Generex Pharmaceuticals Inc. is the 100% owner of 1097346 Ontario Inc., which was also incorporated in Ontario, Canada. In August 2003, we acquired NuGenerex Immuno-Oncology, Inc., a Delaware corporation formerly named Antigen Express, Inc. (“NGIO”). NGIO is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. NGIO also does business under the name NuGenerex Immuno-Oncology. On February 25, 2019 Generex issued a dividend of NGIO common stock to Generex shareholders in the amount of 1 share of NGIO for every 4 shares of Generex common stock. On February 24, 2020 Generex issued a dividend of NGIO common stock to Generex shareholders in the amount of 2 shares of NGIO common stock for every 5 shares of Generex common stock. Generex still maintains majority control of NGIO.

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

On October 3, 2018, our wholly owned subsidiary, NuGenerex Distribution Solutions, LLC (“NDS”), entered into an asset purchase agreement (the “Veneto Asset Purchase Agreement”) with Veneto Holdings, L.L.C. (“Veneto”), pursuant to which NDS purchased certain assets of Veneto and its subsidiaries.

Effective October 3, 2018, NDS assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of NuGenerex Distribution Solutions 2, LLC is NuGenerex Management Services, Inc., a wholly-owned subsidiary of Generex Biotechnology Corporation.

On October 3, 2018, we acquired certain assets from Veneto primarily consisting of the operating assets of (a) system dispensing pharmacies, (b) a central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory.

On November 1, 2018, we consummated the acquisition of Veneto assets (the “Second Closing Assets”), consisting primarily of Veneto’s management services organization business and other assets. The aggregate price for the First Closing Assets and the Second Closing Assets was $30,000,000. We issued a promissory note in the principal amount of $35,000,000 (the “New Note”) consisting of the $30,000,000 purchase price and a $5,000,000 original issue discount, as the sole consideration payable on the Second Closing Date. On January 15, 2019, the parties entered into an amendment to the Asset Purchase Agreement restructuring payment of the New Note.

On March 28, 2019, the Company entered into an amendment, a “Restructuring Agreement” with Veneto and the equity owners of Veneto to restructure the payment of the New Note that provided, in lieu of any cash payments, the Company delivered on May 23, 2019 11,760,000 shares of our common stock; plus an aggregate 5,500,000 shares of the common stock of our subsidiary, NGIO. The Veneto assets acquired by Generex included management services operations, systems, facilities, and other services. The 8,400,000 Generex Shares were delivered on May 23, 2019 provided by the Friends of Generex Trust, but due to the current and ongoing litigation with the Veneto Members, the NGIO Shares have not been delivered, but such shares were also provided by the Friends of the Generex Trust. The shares provided by the Friends of Generex Trust were already issued and outstanding and did not result in any expense of the Company. Since these shares were transferred by an existing shareholder, the value of the shares provided by the Friends of the Generex Trust was reflected in the financial statements as an addition to contributed (paid-in) capital. The provided by the Friends of Generex Trust were already issued and outstanding and did not result in any expense of the Company. Since these shares were transferred by a shareholder to settle an obligation of the Company, the value of the shares provided by the Friends of the Generex Trust to settle the debt was reflected in the financial statements as an additional to contributed (paid-in) capital (the “Trust Shares”).

On January 7, 2019, we acquired a majority interest in Regentys Corporation for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $14,342,414 for a total net purchase price of $14,742,414. The total fair value of the assets acquired totaled $907,883 and goodwill of $13,834,581. Installments payable under the note were tied to specific business development objectives and dates. As of July 31, 2020, an additional $1,168,265 of principal was paid against the note, for a total of $1,568,265 in total payments. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. for an aggregate of $12,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $11,472,334 for a total net purchase price of $11,872,663. The total fair value of the assets acquired totaled $2,461,439 and goodwill of $9,411,224. $1,766,800 principal was paid against the note as of July 31, 2020 in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

On May 10, 2019, we acquired from a third party the outstanding Series A Preferred Stock in Olaregen in exchange for 4 million shares of the Company’s common stock, plus the issuance of a $2 million promissory note increasing our interest in Olaregen to approximately 62% of Olaregen’s outstanding voting shares, and an additional 900,000 shares. On August 16, 2019 further increased our interest in Olaregen to approximately 76% and on February 14, 2020 acquired the remaining interests in Olaregen and Generex owns 100% of the outstanding shares of Olaregen.

On August 1, 2019, as amended on October 10, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource Partners, LLC (“MediSource”) and Pantheon Medical – Foot & Ankle, LLC (“Pantheon”). Pantheon Medical is a manufacturer of orthopedic foot & ankle surgery kits that offer physician friendly “all-in-one,” integrated surgical kits that include plates, screws, and tools required for orthopedic surgeons and podiatrists conducting foot and ankle surgeries. Generex will issue 400,000 shares of common stock in exchange for the Pantheon assets, and 560,000 shares of common stock in exchange for the MediSource assets, plus additional amounts paid as an earn-out based upon Pantheon and Medisource exceeding specified EBIDTA earnings. At closing, the Company also entered into an 18-month consulting agreement with NDS (the “Travis Bird Consulting Agreement”). As compensation, Travis Bird was to receive $250,000 of Generex common stock, as well as monthly payments equaling $97,222. The monthly payments were to be paid from any available cash from the operations of Pantheon and MediSource. Any remaining balance of such monthly payments was to consist of common stock. The agreement specified the shares are to be freely tradeable. In addition, Travis Bird will agree to fully assign and exchange any ownership rights in any new technology he develops with the Company, in exchange for a payment of $500,000 in value of common stock for each completed item submitted to the FDA. Travis Bird terminated the Consulting Agreement on July 20, 2020 and Travis Bird is no longer entitled to further commissions from future net sales. For the year ended July 31, 2020, Travis earned $1,404,915 under this agreement and has been paid $773,366, leaving a balance of $631,549.

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

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of July 31, 2020, Generex has advanced $212,000 to ALTuCELL, recorded as a component of other current assets. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO common stock. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

Business Overview

Our management team has embarked upon a complete strategic reorganization and transformation of the entire corporate structure, leveraging our legacy assets which have applied over $400 million dollars in developmental activities over the years, providing the Company with net operating loss (“NOL”) carryforwards from both United States and Canadian sources. As of July 31, 2020, the Company has significant NOL carryforwards that are described in detail in the Notes to our Financial Statements included in this prospectus. We have also formulated an acquisition strategy and identified targets to build a specialized healthcare platform with both scalability and the ability to leverage across the organization in an effort to achieve higher profit margins.

Since the management team has taken over in January 2017, Generex has been reorganized as a strategic, diversified life science holding company that is actively involved in building a modern organizational platform for the financing, development, commercialization, and distribution of promising devices, biologics, therapeutic, and diagnostic products to improve human health and return value to its investors. As the foundation for the reorganization, we are acquiring operating companies that provide multiple and significant revenue streams through delivery of patient-focused healthcare products and services, including specialty pharmacy, orthopedic implants, surgical supplies, biologics, medical devices, and regenerative medicines. These foundational acquisitions service unique market channels that provide end-to-end healthcare solutions in partnerships with patients, physicians, health systems, and payors. The synergistic business models of the combined organization offer cross channel sales opportunities for rapid growth, with significant revenues and profits projected going forward.

Details of the Generex business strategy are provided following the discussion of the Generex historical business and our legacy assets.

Historical Business

Historically, we have been a research and development company focused on the commercialization of Oral-lyn buccal insulin spray for diabetes. Additionally, through our wholly-owned subsidiary NGIO, we have a deep intellectual property portfolio of immunotherapy assets relating to the “Ii-Key” technology that activates the immune response for the treatment of cancer and infectious diseases. We completed a Phase IIb clinical trial of AE37 immunotherapeutic peptide vaccine with the Ii-Key technology in over 300 women with breast cancer on November 15, 2019.

In 2017, we acquired HDS (now NuGenerex Diagnostics) and their diagnostic product portfolio of rapid point-of-care EXPRESS test kits and cassettes for infectious disease testing.

Recent Developments

Acquisition of Control Stake of ALTuCELL

On November 22, 2019, we entered into a stock purchase agreement with ALTuCELL, Inc (“ALTuCELL”), a clinical-stage development company with a broad intellectual property portfolio focused on cell encapsulation technology for the treatment of diabetes, autoimmune diseases, and inflammatory conditions to purchase 51% of ALTuCELL’s equity in exchange for $2,500,000 in cash, $4,000,000 in the Company’s common stock price at $2.50/share, and an opportunity to earn an additional $3.5 million in milestone payments based on achieving clinical and business development milestones.

On January 27, 2020, we and ALTuCell executed an Amendment Agreement to the stock purchase agreement (the “Amendment”). Under the Amendment, the closing should occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the stock purchase agreement. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources.

If the closing is not completed within 30 days of execution of the Amendment, the stock purchase agreement would lapse unless the parties agree in writing to continue the transaction. Under the Amendment, Generex agreed to fund the ongoing operations of ALTuCELL during the extension period with a payment of $100,000, which was paid, within 2 business days of signing the amendment. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL agrees to return all payments made by Generex. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

COVID-19 Collaboration Agreement

On February 28, 2020, Generex entered into a Collaboration Agreement (the “COVID-19 Collaboration Agreement”) with Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (an affiliate of China Technology Exchange) (the “CTE Parties”), to develop a COVID-19 vaccine using the Ii-Key Peptide vaccine technology of Generex’s majority owned subsidiary, NuGenerex Immuno-Oncology, Inc. (“NGIO”). Under the COVID-19 Collaboration Agreement, we will make the Ii-Key Peptide vaccine technology available to the CTE Parties. The CTE Parties will provide facilities and personnel for the development of the COVID-19 vaccine under Generex and NGIO technical guidance. The development will include synthesis, analysis and human trials through Phase III, if warranted, in China. The CTE Parties will have exclusive rights to use and commercialize the COVID-19 technology and products in China.

The CTE Parties have agreed to set-aside $1,000,000 for expenses during development and human clinical trials. If development and testing are successful, the parties will enter into further collaboration and technology transfer agreements.

The CTE Parties have not consummated the agreement by failing to provide the $1,000,000 payment.

Other Research and Development Agreements

On March 3, 2020, Generex entered into a Master Services Agreement and Statement of Work Agreement with EpiVax, Inc. (“EpiVax”). The agreement provides for EpiVax to use its proprietary epitope prediction software in the identification, development, and transfer of a potential vaccine for COVID-19 based upon NGIO’s Ii-Key vaccine technology. Generex and NGIO will own the intellectual property generated by EpiVax’s work.

As compensation, Generex will pay the following to EpiVax:

•	Fee for Work Plan Completion: $150,000
•	Technology Access Fee: $150,000
•	Yearly renewal Fee: $25,000
•	A royalty of 20% of payments received for the commercial sale of any product formulation which incorporates NuGenerex Ii-Key technology and EpiVax IP.

During the fiscal year ended July 31, 2020, the Company incurred $300,000 under this agreement and paid $150,000, leaving a balance of $150,000.

On June 2, 2020, the Company entered into a Laboratory Services Agreement and Statement of Work Agreement with Cellular Technology Limited (“CTL”). The agreement calls for CTL to provide certain laboratory testing and analysis. These services provided by CTL to Generex are part of the development of a potential vaccine for COVID-19 based upon NGIO Ii-Key vaccine technology. NGIO is a majority owned subsidiary of Generex. Generex and NGIO will own the intellectual property generated by CTL’s work.

Pursuant to this agreement, Generex will pay to CTL a fee for work plan completion of $939,478. During the fiscal year ended July 31, 2020, $4,697 has been incurred under this agreement.

Chinese Centre for Disease Control Agreement

On October 30, 2020, Generex signed a Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine (the “Agreement”) with Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (collectively referred to as “China Partners”) to jointly develop and industrialize the Generex Ii-Key-SARS-CoV-2 coronavirus peptide vaccine (the “Vaccine”) in the People’s Republic of China (“China”). The Agreement, among other things, consists of the China Partners providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex fees that shall be negotiated and agreed upon in subsequent agreements.

Private Placement of Common Stock

On August 4, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with Anson Investments Master Fund LP (“Anson Master Fund”), Anson East Master Fund LP (“Anson East Master Fund”) and L1 Capital Global Opportunities Master Fund LP (“L1 Capital Master Fund” and together with Anson Master Fund and Anson East Master Fund, the “Buyers”), pursuant to which we sold and issued to the Buyers an aggregate of 5,102,040 shares of the Company’s common stock, par value $0.001 per share, at an aggregate price of $2,000,000 (the “Private Placement”).

Pursuant to the Securities Purchase Agreement, the Company issued to the Buyers (i) Series A Warrants to purchase 5,102,040 shares of Common Stock in the aggregate (the “Series A Warrants”) with an initial exercise price equal to $0.392 per share (the “Series A/B Exercise Price”), (ii) Series B Warrants to initially purchase 15,306,122 shares of Common Stock in the aggregate (the “Series B Warrants”) with an initial exercise price equal to the Series A/B Exercise Price; (iii) Series C Warrants to initially purchase 10,204,080 shares of Common Stock (the “Series C Warrants”) at an initial exercise price equal to $0.539 per share; and (iv) Series D Warrants to initially purchase zero shares of common stock (which increases on predetermined reset dates if the Company’s stock price falls below the closing date price or a reset price on a previous reset date) with an exercise price of $0.001 per share (the “Series D Warrants” and together with the Series A Warrants, the Series B Warrants and the Series C Warrants, the “Warrants”) at an exercise price equal to $0.001 per share, in each case, subject to adjustment and beneficial ownership limitations set forth therein.

Discover- Private Financing

On December 9, 2019, we entered into a purchase agreement with Discover Growth Fund LLC (“Discover”), pursuant to which we issued and sold to Discover an original issue discount convertible note (the “Discover Note”) in the principal amount of $2,200,000, for a purchase price of $2,000,000. We also issued to Discover 100,000 shares of common stock. The Discover Note bears interest at the initial rate of 12% per year (subject to adjustment under certain conditions), payable upon repayment, maturity or conversion. The Company may prepay the Discover Note upon 30 trading days’ prior written notice, by paying 120% of the then-outstanding face value of the Discover Note. The Discover Note is convertible into common stock at the option of the holder commencing on the earlier of six months after the issuance date or the effective date of the registration statement which register the resale of the shares issuable upon conversion of the Discover Note.

The number of shares issuable upon such conversion will be equal to the face value being converted divided by the conversion price. The conversion price was initially equal to 95% of the average of the 5 lowest individual daily weighted daily volume weighted average prices of the common stock during the period beginning on the issuance date and ending on the maturity date), less $0.05 per share, subject to adjustment. As a result of the trigger event that occurred under the Discover Note, as discussed below, this 95% amount has been reduced to 80%.

Because the conversion price, as defined under the Discover Note, cannot be determined prior to the maturity date, such conversion price may not be determinable at the time of a conversion by the holder. The number of conversion shares initially issued upon such a conversion will thus be based on an estimated conversion price. In the event the market price of our common stock subsequently falls, resulting in a lower actual conversion price than such estimated conversion price, the holder will be entitled (upon notice to the Company) to additional shares of common stock for any conversion effected under such lower estimated conversion price. This may result in substantial dilution to our stockholders.

The Discover Note is also subject to conversion at the option of the Company, subject to certain conditions.

We may not issue shares upon conversion of the Discover Note to the extent such issuance would result in the holder beneficially owning more than 4.99% of our outstanding common stock.

The Company will have the option, within one trading day of the effectiveness of the registration statement for the resale of the shares issuable upon conversion of the Discover Note being declared effective, to sell to Discover an additional original issue discount note in the principal amount of $275,000, for a purchase price of $250,000.

The Company was required to file a registration statement for the shares issuable upon conversion of the Discover Note within 30 days of execution of the Discover Note and the Company failed to comply with this requirement in a timely fashion. This failure constitutes a “trigger event” under the Discover Note, as a result of which the conversion price has been reduced, as discussed above, and the interest rate has increased to 22%.

On February 18, 2020, Discover brought a legal action against us in connection with the Discover Note. See “Legal Proceedings.”

Treatment of Legacy Assets

Generex and its subsidiary companies have extensive patent portfolios, with intellectual property for composition of matter, formulation, design, and use in a number of therapeutic areas, across multiple indications. As described, we plan to build our legacy assets with the ultimate goal to spin-out such assets at the appropriate time, which have been incorporated into NuGenerex subsidiary companies in an effort to unlock the potential unrealized value of the intellectual property and commercial opportunities for these development companies in major markets for immuno-oncology, diabetes, and infectious disease testing:

•	NuGenerex Therapeutics: Oral-lyn (Buccal Insulin) and RapidMist Buccal delivery technology.
•	NuGenerex Immuno-Oncology: Phase II AE37 + Keytruda in TNBC; Ii-Key, Licensing, Partnerships, investor dividend paid (1:4) for spin-out.
•	NuGenerex Diagnostics: NGDx Express II rapid diagnostic tests for infectious disease.

We believe that these legacy diagnostics, diabetes and cancer assets are may have significant value which is not being recognized due to missteps in the clinical development process by previous management, resulting inability to raise capital necessary to fund further development. We think the products and IP portfolio retain significant value. A recently signed co-development deal with a major pharmaceutical company for AE37 in triple negative breast cancer, and a licensing deal in China for AE37 in prostate cancer illustrate the potential for AE37 immunotherapeutic vaccine. Additionally, Oral-lyn has been reformulated to enter clinical trials for Type II diabetes. The HDS EXPRESS diagnostic technology has been expanded with the new, patent-pending EXPRESS II technology and a new product pipeline. We filled our first international commercial order for 40,000 units of its NGDx -Malaria PF/PV Cassette Test Kit to Imres, BV, a Netherlands-based medical distribution company, and were recently granted a CE Mark Certification under the European Medical Devices Directive (MDD) for its The Express II Syphilis Treponemal Assay, a rapid point-of-care diagnostic assay for the detection of syphilis antibodies in primary and secondary syphilis. As part of the reorganization plan, we placed our legacy assets into separate subsidiaries under the NuGenerex family of companies, including NuGenerex Diagnostics, NGIO, and NuGenerex Therapeutics (Oral-Lyn and RapidMist buccal delivery technology). Our strategy is to spin out NGIO as a separately traded public company, to reignite the Oral-Lyn development program with a reformulated buccal insulin spray, and to build out the diagnostics business, as detailed in the following paragraphs, however there are no assurances that we will be able to accomplish our strategic objectives.

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

In the new studies, the enhanced NuGenerex Oral-lyn 2 formulation was compared with the original formulation in a blinded, parallel controlled study involving fasted, awake, healthy mature beagle dogs. Each dog received three sprays of either the enhanced formulation or the original formulation. Each dog was observed with assessments of serum insulin and glucose measured over a two-hour period. There were no adverse events observed in any of the animals.

In the dogs given the enhanced Generex Oral-lyn formulation (5X), there was a greater than 20-fold increase in serum insulin at 15 minutes (excluding one dog who had little response at any time point; (with dog included it was greater than 5-fold)) and almost 500% greater absorption of insulin over the two-hour test period compared to dogs given the original formulation (1X). There was a 33% decrease in serum glucose at 30 minutes in dogs treated with the enhanced Generex Oral-lyn™ formulation, compared to a 12% increase in serum glucose in dogs treated with the original formulation.

The results of the dog studies coupled with the positive findings from the in vitro work provide support and confidence to move forward with the remaining clinical and regulatory work necessary to achieve FDA approval of the enhanced NuGenerex Oral-lyn formulation through a 505(b)2 NDA.

The combined results provide evidence that the enhanced NuGenerex Oral-lyn 2 will be able to be used by people with either type 1 or type 2 diabetes mellitus as a safe, simple, fast, flexible, and effective alternative to pre-prandial insulin injections with dosing of only two to four sprays required before meals.

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

Beyond Oral-lyn 2 for Type II diabetes, we will advance the RapidMist buccal delivery technology with additional small and large molecule drugs which will benefit from an alternative route of administration.

NuGenerex Immuno-Oncology, Inc.

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

The patented NGIO Ii-Key technology uses synthetic peptides that mimic antigenic protein regions from a virus or tumor biomarker that are chemically linked to the 4-amino acid Ii-Key to ensure robust immune system activation. In particular, the Ii-Key ensures potent activation of CD4+ T cells, which in turn facilitates antibody production to ward off infection. This Ii-Key modification can be applied to any protein fragment of any pathogen to increase the potency of immune stimulation.

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

AE37 – Ii-Key/HER2/neu Hybrid Immunotherapeutic Vaccine

Our most advanced immunotherapy vaccine is AE37, an Ii-Key-Hybrid molecule that contains the HER2/neu antigenic peptide linked to the Ii-Key to enhance immune stimulation against HER2, which is expressed in numerous cancers, including breast, prostate, and bladder cancers. We have completed a Phase I clinical trial of AE37 in breast cancer: A phase Ib safety and immunology study of AE37 and GM-CSF in 16 breast cancer patients who had completed all first-line therapies and who were disease-free at the time of enrollment to the study (Holmes et al. Results of the first phase I clinical trial of the novel Ii-Key hybrid preventive HER-2/neu peptide (AE37) vaccine. J Clin Oncol 2008;26:3426-33). Furthermore, we completed a Phase IIb trial of AE37 in the prevention of cancer recurrence in women who were at high risk of recurrence after undergoing successful primary standard of care breast cancer therapies and were disease free at time of enrollment. The final results of the Phase IIb clinical trial of AE37 +/- GM-CSF vaccine for the prevention of recurrence of breast cancer have been published in the peer-reviewed journal, Breast Cancer Research & Treatment. In the AE37 arm of this trial, the investigators found that patients with advanced stage, HER2 under-expression, and TNBC may benefit from AE37 vaccination, and those with both advanced stage and HER2 under expression have a significant clinical benefit to AE37 vaccination, demonstrating earlier DFS plateau that was maintained for up to the ten years of follow-up.

Based on the results from this trial, NuGenerex has entered into a collaborative agreement with Merck Sharpe & Dohme B.V. (Merck) and the National Surgical Adjuvant Breast and Prostate Program (NSABP) to conduct a Phase II trial to evaluate the safety and efficacy of AE37 in combination with the anti-PD-1 therapy, KEYTRUDA (pembrolizumab) in patients with metastatic triple-negative breast cancer. The trial is scheduled to begin enrolling patients in the second quarter of 2019. As the clinical trial continues, NGIO will be obligated to pay NSABP, pursuant to the Clinical Trial Agreement, additional amounts during each completed phase in the increments and at the times set forth in the agreement up to $2,118,461 upon NASBP achieving certain milestones in four primary phases: Start-Up Activities, Accrual and Treatment Period, Follow-up Period and Primary Endpoint. As of July 31, 2020, we have incurred $591,459 of expenses against this commitment.

In addition to the breast cancer program, NuGenerex has conducted a Phase I clinical trial in prostate cancer, enrolling thirty-two HER-2/neu+, castrate-sensitive, and castrate-resistant prostate cancer patients to demonstrate safety and strong immunological response to AE37. We are advancing AE37 for the treatment of prostate cancer through a licensing and  research agreement with Shenzhen BioScien  Pharmaceuticals Co., Ltd., for which NuGenerex has received a $700,000 upfront payment which was recognized as revenue during the Company’s fiscal year ended July 31, 2018, with additional future milestone and royalty payments.

In exchange for exclusive rights to AE37 for prostate cancer in China, Shenzhen is financing and conducting the Phase II trials in the European Union and Phase III trials globally under ICH guidelines, with NuGenerex retaining the rights to all clinical data for regulatory submissions and commercialization in the rest of the world outside China.

Future Plans

NGIO has been established to not only to advance the NuGenerex Immuno-Oncology core technology, but also to expand our portfolio in the field of immunotherapy and personalized medicine through partnerships and acquisitions. As part of our strategy, we are planning to spin-out NuGenerex Immuno-Oncology as a separate, publicly traded entity to unlock the true value of the Ii-Key technology for our stockholders as it creates a pure play in immunotherapy, which will foster investment and collaboration.

NGIO, has 750,000,000 authorized shares of common stock, 400,300,000 of which are outstanding, and prior to the stock dividends completed by Generex, were held by Generex. Generex has completed two stock dividends of such shares. On February 25, 2019, the Company distributed an aggregate of 15,089,271 (approximately 3.8%) of such shares to Generex stockholders. Pursuant to this dividend, our shareholders received 1 share of NGIO for every 4 shares of our stock held by the stockholders. On February 24, 2020, Generex completed a second distribution under which Generex distributed an aggregate of 19,026,262 NGIO shares to Generex shareholders. Under this second dividend, shareholders received 2 shares of NGIO stock for every 5 shares of Generex held by the shareholders. Generex’s current ownership of NGIO stock is 364,003,151 shares (approximately 90.93%). As of July 31, 2020, NGIO reported total assets of $84 consisting of cash. The Company believes that NGIO’s most valuable asset is its internally developed intellectual property. However, the internally developed intellectual property has not met the criteria for capitalization and accordingly, the Company has not recorded any such costs on its balance sheet.

Generex owns 364,003,151 of the aggregate 400,300,000 outstanding NGIO shares, or approximately 90.93% of NGIO’s outstanding shares. Generex may, in the future, sell some of its shares of NGIO, but Generex does not currently anticipate that its ownership level of NGIO will fall below 51%.

Additionally, we are in discussions with multiple academic institutions and biotechnology development companies to acquire products and technologies to augment the NGIO development pipeline and product portfolio.

Since the start of the COVID-19 pandemic, NGIO has been working to develop a peptide vaccine against the new coronavirus SARS-CoV-2 using the company’s proprietary and patented Ii-Key immune system activation technology. We have built our technology to assist third party groups and government agencies in their evaluation of potential vaccines against this pandemic SARS-CoV-2 virus.

Generex is working with our partners at EpiVax who have identified such protein fragments or epitopes to generate Ii-Key-SARS 2 peptide vaccines in collaboration with our peptide manufacturing partners. The peptides and Ii-Key are made from naturally occurring amino acids, ensuring an excellent safety profile for Ii-Key peptide vaccines. If NGIO is successful in obtaining government funding for the Ii-Key-SARS-CoV-2 vaccine program, the company plans to advance vaccine candidates through the clinical development process and BLA approval.

We plan to finalize the public offering and apply for listing to a national stock exchange for NGIO in 2020.

On March 12, 2020, NGIO filed a Form 10 with the Securities and Exchange Commission, which has become effective and NGIO is subject to Exchange Act reporting requirements. In the near future, NGIO intends to file an application to have its common stock listed on the NASDAQ Capital Market.

NuGenerex Diagnostics (formerly Hema Diagnostic Systems LLC)

Our wholly-owned subsidiary, NuGenerex Diagnostics is in the business of developing, manufacturing, and distributing rapid point-of-care in-vitro medical diagnostics for infectious diseases. These are commonly referred as rapid diagnostic tests (“RDTs”). We manufacture and sell RDTs based upon our own proprietary EXPRESS platforms as well as standard “cassette” devices.

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

We maintain an FDA registered facility in Miramar, Florida and are certified under both ISO9001 and ISO13485 for the Design, Development, Production and Distribution of the in-vitro devices. Approval of our HIV rapid test has been issued by the United States Agency for International Development (USAID). Additionally, some of our products qualified for and carry the European Union “CE” Mark, which allows us to enter into CE Member countries subject to individual country requirements. Currently, we have two malaria rapid tests approved under World Health Organization (WHO) guidelines. This process allows expedited approval of rapid tests, reducing the current 24 -30-month process down to approximately 6-9 months. WHO approval is necessary for our products to be used in those countries which rely upon the expertise of the WHO, as well as for non-governmental organizations (“NGO”) funding for the purchase of diagnostic products. NuGenerex Diagnostics had planned to initiate the development of rapid testing for COVID-19, but due to lack of funding has not been able to initiate this development as planned.

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

Future Plans

We plan to use the NuGenerex Diagnostics subsidiary to build a multi-faceted diagnostics business focused on personalized medicine. To that end, we are exploring opportunities in multiplex assays for point-of-care infectious disease testing, pharmacogenomic testing for medication management, and biomarker analysis for personalized cancer treatment, including immunotherapy.

The “New” Generex & The NuGenerex Family of Subsidiary Companies

Through reorganization and acquisition, we are building the family of NuGenerex subsidiary companies to provide end-to-end solutions for physicians and patients. To that end, our subsidiary NuGenerex Distribution Solutions, LLC (“NDS” or “Nugenerex”) has established a network of physicians, ancillary service providers, and patients through a Management Services Organization (“MSO”). As the MSO network currently consists of orthopedic surgeons and podiatrists, we have acquired and/or have agreements to acquire a number of revenue-generating companies that manufacture, market and distribute surgical and wound healing products. The acquisitions include Olaregen Therapeutix Inc. (“Olaregen”), a regenerative medicine company that has recently launched Excellagen wound conforming gel, which is FDA-cleared for the management of 17 wound healing indications, and Regentys Corporation (“Regentys”), a clinical-stage development company with regenerative medicine technology for the treatment of inflammatory bowel diseases Additionally, NDS will be launching a new software as a service (SaaS) business called DME-IQ that enables orthopedic surgeons to manage in house programs for orthopedic durable medical equipment, including inventory controls, insurance adjudication, and patient billing. We plan to roll out beyond our Arizona Startup of NugenHealth, LLC an RPM and CCM offering to our broader MSO network. Together, under the banner of these subsidiary companies offer a range of products and services to meet the needs of our proprietary distribution channels. Cross selling of products and services will enhance the revenue opportunities for the entire family of NuGenerex subsidiaries. Our management continues to search for value added services we can offer to physician relationships.

Our corporate mission is to provide end-to-end solutions for physicians and patients through geographic expansion of our MSO model, diversification of management services offerings, the establishment of an HMO and the proposed acquisition of an Accountable Care Organization for complex care.

The NuGenerex family of subsidiary companies plans to offer a broad range of products and services to meet the needs of physicians and patients, including:

•	NuGenerex Distribution Solutions: MSO, Ancillary Services, DME-IQ, and Surgical Products.

•	NuGenerex Regenerative Medicine: Olaregen Therapeutix, Regentys.

•	NuGenerex Surgical Products: Pantheon Medical and NuGenerex Surgical.

•	NuGenerex Health: Ancillary health management services for chronic conditions – 65,000 + Patient population with Diabetes; Ophthalmology, Podiatry, Chronic Care Management (CCM).

Services and Products

NuGenerex Distribution Solutions

We established NuGenerex Distribution Solutions in 2018 as the foundational piece in the transformation of the Company into an integrated healthcare holding company that provides end-to-end solutions for physicians and patients. Part of the NDS model includes a physician-owned MSO which is positioned to procure our new products and services as made available. NDS will also continue to provide inventory selection and management, as well as management services for legal and regulatory compliance, accounting, HR, IT and customer support services through the MSO networks.

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

NDS’s corporate mission benefits the medical community by providing cost effective ancillary services that ultimately deliver better outcomes and enhance the doctor-patient relationship. NDS will make available numerous best of class products and services using a patient centric approach that enables ancillary service providers, physicians, and patients to better coordinate healthcare services from diagnosis through treatment and follow-up.

NDS Expansion

The NuGenerex MSO network has operated in five states and is configuring a roll out which will be compliant and reduce healthcare costs through better outcomes. Those organizations which invest in our new MSO model will be aligned solely with our shareholders and will receive discount codes to procure our products such as Excellagen.

DME-IQ

NDS is planning a launch DME-IQ, a novel software as a service (SaaS) solution for physicians to manage in-office distribution of durable medical equipment (DME). DME-IQ supports the development and management of compliant and profitable in-office DME programs. DME-IQ focuses on several key areas which include negotiating on behalf of the physicians with key vendors to decrease the COGS (Cost of Goods Sold), increasing insurance collections by providing oversight of the coding during the billing process, providing the necessary personnel to manage the appeals processes, and ensuring compliance with state and federal regulations.

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

The Wound Care Market

The total global wound care industry is expected to reach $22.01 billion by 2022, according to Markets and Markets; the bioactive wound care market (i.e. skin substitute) is valued at $7.8 billion; there are 6.5 million patients in the U.S. with chronic wounds (NIH estimate) in the U.S.

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

Excellagen History

Olaregen Therapeutix Inc. acquired the intellectual properties and global rights of Excellagen except in China, Russia and CIS, from Taxus Cardium, Inc., and its wholly owned subsidiaries Activation Therapeutics, Inc. and Gene Biotherapeutics, Inc.

In August 2018, Olaregen acquired the IP for total consideration is $4,200,000, broken down as follows: 1) $650,000 upfront payment, 2) $200,000 sales credit for collagen solution, and 3) $3,350,000 payable at 10% of net sales, which is defined as total sales less allowances, including hub fees, sales concessions, co-promote fees, cost of goods sold and other charges.

Regentys Corporation

Our majority-owned subsidiary, Regentys Corporation is a regenerative medicine company developing a tissue engineered therapy for the treatment of ulcerative colitis.

Overview

In January 2019, we acquired a majority interest in Regentys Corporation, a Florida corporation, a development-stage regenerative medicine company. Since its formation in May 2013 as Asana Medical Inc., Regentys has been developing a first-in-class tissue engineered therapies for the treatment of ulcerative colitis and other inflammatory bowel diseases.

Ulcerative Colitis

According to an article that was published in The Lancet on December 23, 2018 named worldwide incidence and prevalence of inflammatory bowel disease in the 21st century: a systematic review of population-based studies. (2018 Dec 23;390(10114):2769-2778), ulcerative colitis (or UC) affects an estimated 3.2 million patients in Europe, the United States and Japan. It is a chronic, inflammatory disease that causes sores or ulcers in the lining of the large intestine (the colon). Immunological in nature, UC is thought to be facilitated by a variety of hereditary, genetic and environmental factors and it is increasingly being diagnosed in more urbanized areas. Symptoms, including urgency, bleeding, and diarrhea, that substantially affect quality of life.

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

Pre-Clinical Results

Published pre-clinical results in the Journal of Crohn’s and Colitis highlight Regentys technology. Animal data show the ECMH therapy can both alleviate clinical symptoms and facilitate healing in UC patients. Previous pre-clinical ECM animal data for approved products has been shown to have a high correlation with human data.

Competition

Currently four biologics are FDA-approved, including top-selling antibody medicines Humira® (adalimumab), Simponi® (golimumab), Remicade® (infliximab) and Entyvio® (vedolizumab), all of which act to suppress the pro-inflammatory protein, TNF-a (Tumor Necrosis Factor Alpha), a leading cause of the proliferation of ulcerative colitis and other forms of IBD. However, even with these options, more than half of all UC patients do not achieve long-term remission. Moreover, 20-30% of non-responsive patients will undergo colon removal surgery in an attempt to remediate the disease.

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

Regulatory Path

The FDA has affirmed our approach to file a 510(k) de novo application on its ECM hydrogel. We have developed a protocol and have engaged a clinical research organization to manage the conduct of its first-in-human clinical trials expected to start in Q2/Q3 2021 in Australia. Additionally, we have engaged consultants to assist in managing the trials and regulatory approval process in Australia, the US and Europe, jurisdictions in which we initially expect to undertake clinical trials and, among other markets, where it will first seek governmental approval to promote and sell medical devices.

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

Financing

In January 2019, Regentys was acquired by Generex for an aggregate purchase price of $15,000,000, with $400,000 paid in upfront cash up-front and a promissory note of $14,600,000. Installments payable under the note were tied to specific business development objectives and dates. As October 3, 2019, an additional $850,000 was paid for a total of $1,250,000 against the note. Regentys entered into an accommodation agreement dated March 14, 2019 with Generex to provide longer time to pay. On November 25, 2019, the payment due date for the first three installments was extended to December 30, 2019 and extended on January 10, 2020 further to January 31, 2020. A Fourth Payment of $5,000,000 was due on or about February 1, 2020 (which has not been paid) and the final payment of $1,150,000 payable on or about February 1, 2021. Interest has been accruing at 4% per annum with a balance of $858,159, of which $375,389 is included in noncontrolling interest on the balance sheet as of July 31, 2020. The last payments of $115,000 and $120,000 were made on October 21, 2020 and October 30, 2020, respectively.

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

NuGenerex Surgical Products

Pantheon Medical and MediSource Partners

Pantheon Medical (“Pantheon”) is a manufacturer of orthopedic foot & ankle surgery kits that offer physician friendly “all-in-one,” integrated surgical kits that include plates, screws, and tools required for orthopedic surgeons and podiatrists conducting foot and ankle surgeries.

MediSource Partners, LLC (“MediSource Partners”) is a 10-year old private company that is an FDA registered distributor of surgical, medical, and biologic supplies, with over 25 vendor contracts for nationwide distribution of implants and devices for spine, hips, knees, foot, ankle, hand, and wrist surgeries. Additional product lines include biologics (blood, bone, tissue, stem cells), durable medical equipment, and soft goods. We maintain partnerships and contracts with hospital systems for ordering, billing and inventory management.

The asset acquisitions of Pantheon and MediSource Partners were finalized on August 1, 2019. NuGenerex Surgical (aka MediSource) has contracts with over 25 vendors (including Pantheon Medical) for distribution of:

•	Implants and devices.
•	Biologics (blood, bone, tissue, and stem cells).
•	Durable medical equipment.
•	Soft Goods.
•	Kits to process bone marrow aspirates and platelet rich plasma biologics.

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

Product Development

Pantheon Medical is developing proprietary surgical systems to expand the product line. Over the next three years Pantheon will be developing three new product lines for submission to the FDA for 510K clearance, including Cannulated Screws, a Hammertoe System and Surgical Staples. Additionally, MediSource Partners will distribute a line of regenerative medicine products under development by an affiliated organization licensed for the production of biologics, including umbilical cord blood and Wharton’s Jelly (rich sources of stem cells), mesenchymal stem cells, and human placental derived tissue factors, primarily exosomes.

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

NuGenerex Health, LLC

In addition to our efforts in orthopedic medicine, we are currently in the process of setting up NuGenerex Health MSO to provide ancillary health services in partnership with Arizona Endocrinology Center and Paradise Valley Family Medicine, two major physician practices that care for a population of ~65,000 patients, approximately 25,000 of whom are insulin dependent diabetics with chronic care needs. With an initial focus on the management of complex diabetes patients, NuGenerex Health will offer ophthalmology, podiatry, chronic care management (CCM) services to provide patients with integrated, concierge care to improve outcomes and reduce costs. NuGenerex Health will employ ophthalmologists, podiatrists, and medical staff to provide ancillary health services for chronic care diabetes patients in support of the endocrinology and family medicine practices. By bringing the specialty ancillary care directly to the patients who regularly visit the clinic, we anticipate that NuGenerex Health will provide an integrated, collaborative care model to not only enhance patient wellbeing, but also to comply with CMS guidelines for diabetes and chronic care management that can lead to 5-star ratings and increased reimbursements.

On September 24, 2020, NuGenHealth, LLC, a subsidiary of Generex Biotechnology Corporation, signed a services agreement with Paradise Valley Family Medicine, P.C. an Arizona professional corporation (“PVFM”) to provide a software and services solution for patient engagement, Remote Patient Monitoring (RPM) and Chronic Care Management (CCM) services that are recommended and reimbursed by the Centers of Medicare and Medicaid Services (CMS).

Under the terms of the Agreement, NuGenerex Health will implement the company’s software system and connected metabolic monitoring devices, and will provide RPM and CCM services to Medicare patients with chronic medical conditions who are under the care of PVFM physicians. PVFM will bill CMS for the RPM and CCM services, and will pay software and service fees to NuGenerex Health.

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

NuGenerex Health HMO

We are in the process of building the final link in our corporate mission to provide physicians, hospitals, and all healthcare providers with an end-to-end solution for patient centric care from rapid diagnosis through delivery of personalized therapies, streamlining care processes, minimizing expenses, and delivering transparency for payers.

Generex intends to establish NuGenerex Health a multi-specialty Management Services Organization (MSO) that will serve as in-network providers for a health maintenance organization (HMO) that provides healthcare services and disease management solutions for patients living with chronic medical conditions. NuGenerex Health will serve patients with Chronic Special Needs Plans (C-SNP) and Dual-Eligible Special Needs Plans under Medicare Advantage and Medicare Part B and Part D. In doing this, Generex intends to partner with an experienced HMO developer. Following the roadmap established by this partner in building some of the most successful HMO companies in recent history, NuGenerex plans to generate significant membership growth by developing patient centric engagement programs and building on our strong provider relationships. The HMO infrastructure will be managed by an industry-leading back office management company, which has provided back-end services for HMOs since 2009.

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

Government Regulation

Regulatory Considerations for Generex

Our research and development activities and the manufacturing and marketing of our medical device, biologic, and pharmaceutical products are subject to extensive regulation by the FDA in the United States, Health Canada in Canada, the EMEA in Europe, and comparable designated regulatory authorities in other countries. Among other things, extensive regulations require us to satisfy numerous conditions before we can bring products to market. While these regulations apply to all competitors in our industry, having a technology that is unique and novel extends the requisite review period by the various divisions within the FDA and other regulators. Also, other companies in our industry are not limited primarily to products that still need to be approved by government regulators, as we are now.

If we do no obtain and maintain requisite regulatory approvals, our business will be substantially harmed. In many cases, we expect that extant and prospective development partners will participate in the regulatory approval process. The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

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

The Physician’s Investigational New Drug Application for the Phase 1 and Phase II trial of AE37, NGIO’s synthetic peptide vaccine designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene, in patients with stage II HER-2/neu positive breast cancer became effective in March 2006.

The Investigational New Drug Application for the Phase II trial of AE37 in combination with pembrolizumab (Merck’s Keytruda) for treatment of triple negative breast cancer became effective in December 2018, and the trial has begun enrolling patients.

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

In the United States, the results of quality, pre-clinical studies and clinical trials, if successful, are submitted to the FDA in an NDA to seek approval to market and commercialize the drug product for a specified use. The NDA is far more specific than the IND and must also include proposed labeling and detailed technical sections based on the data collected. The FDA is governed by the Prescription Drug User Fee Act regarding response time to the application, which is generally 12 months (and shorter for a priority application). It may deny a NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional clarifications on the existing application or even additional testing for safety and efficacy of the drug. We cannot be sure that any of our proposed products will receive FDA approval. The multi-tiered approval process means that our products could fail to advance to subsequent steps without the requisite data, studies, and FDA approval along the way. Even if approved by the FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by the FDA.

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and be approved by, the FDA. Manufacturing facilities must also comply with the FDA's cGMPs, and such facilities are subject to periodic inspection by the FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with the FDA. To comply with cGMPs, manufacturers must expend substantial funds, time and effort in the area of production and quality control. The FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

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

In May 2019, NuGenerex Diagnostics filled an international order for 40,000 units of its malarial diagnostic product, The NGDx -Malaria PF/PV Cassette Test Kit to Imres, BV, a Netherlands-based medical distribution company. The kits were part of a World Health Organization contract. That contract is fulfilled, and the contract has expired.

We have relocated our headquarters from Canada to the United States, but we maintain our Canadian entity, Generex Pharmaceuticals, Inc. This entity contains all the intellectual property for the entire history of our Oral-Lyn diabetic products and patents for buccal delivery. There are no live operations in Canada, but we continue with an office. Also, temporarily, our Banking Operations are housed at the Royal Bank of Canada (RBC) and will be replaced by a USA based public company treasury platform with JP Morgan Chase.

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

NGDx Regulatory Considerations

The manufacturing and marketing of our existing and proposed diagnostic products are regulated by the FDA and comparable regulatory bodies in other countries. Our products are also regulated by, subject to approval by, or must meet standards set by, certain non-governmental organizations involved in the purchase and distribution of products like ours. These regulations and standards govern almost all aspects of development, production and marketing, including product testing, authorizations to market, labeling, promotion, manufacturing and record keeping.

Commercialization of medical devices in the European Union requires meeting the regulatory guidelines of the European Medical Devices Directive (MDD) and fulfillment of those requirements allows a device to carry the “CE-Mark” as verification of its diagnostic authenticity.

FDA-regulated products require some form of action by that agency before they can be marketed in the United States, and, after approval or clearance, we must continue to comply with other FDA requirements applicable to marketed products, e.g. Quality Systems (for medical devices). Failure to comply with the FDA’s requirements can lead to significant penalties, both before and after approval or clearance.

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

We are also subject to regulations in foreign countries governing products, human clinical trials and marketing, and may need to obtain approval or evaluations by international public health agencies, such as the World Health Organization, in order to sell diagnostic products in certain countries.  Approval processes vary from country to country, and the length of time required for approval or to obtain other clearances may in some cases be longer than that required for United States governmental approvals. On the other hand, the fact that our HIV diagnostic tests are of value in the AIDS epidemic may lead to some government process being expedited.  The extent of potentially adverse governmental regulation affecting NGDx that might arise from future legislative or administrative action cannot be predicted.

Our products may rely on international regulatory approvals for sale into markets outside of the USA, and, domestically, our devices would require FDA clearance and in some cases, WHO Listings.

We intend to focus on both the domestic and international regulatory approvals.

Domestically, we intend to submit our devices to the FDA under a PMA or through the 510K process. The 510K would require the appropriate regulatory administrative submissions as well as a limited scientific review by the FDA to determine completeness (acceptance and filing reviews); in-depth scientific, regulatory, and Quality System review by appropriate FDA personnel (substantive review); review and recommendation by the appropriate advisory committee (panel review); and final deliberations, documentation, and notification of the FDA decision. The PMA process is more extensive, requiring clinical trials to support the application. We expect to apply to FDA for approval of our first RDT to be submitted to the FDA for 510K approval within the next 3 months.  We anticipate the FDA process will be completed within 12-18 months after submission.

Internationally, we intend on submitting our EXPRESS devices and cassettes to the WHO procurement listing process which requires a full regulatory and quality documentation dossier, produced and compiled by us.  WHO process requires laboratory testing and evaluation and then may require clinical trials for public deployment and documentation throughout the whole process.

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

We intend to submit selected cassettes and EXPRESS RTDs to the FDA, WHO and the Global Fund for regulatory review.

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

We instituted a company-wide compliance program for all employees, vendors, and contractors. During 2018, we hired a compliance officer who is responsible for developing compliance programs, reviewing our policies, overseeing adherence to those policies, and advising management on possible risks. Our policies related to this realm include general ethical business practices as well as specific operating policies and training to ensure compliance with relevant and applicable healthcare laws and regulations that include the laws referenced above in addition to other applicable laws, such as Health Insurance Portability and Accountability Act of 1996, as amended and the Physician Payments Sunshine Act.

NuGenerex Distribution Solutions and MSO Regulatory Considerations

NuGenerex Distribution Solutions operates under strict federal and state guidelines across several of the product and service lines offered by us. In particular, the NuGenerex MSO is regulated at the state level, where the physician-owned management services organization (MSO) has been deemed by our healthcare attorneys to be legally compliant in 27 states. The NuGenerex MSO operates in compliance with all laws and regulations as detailed below:

We believe that the following statements support an assertion that our ownership structure and the proposed arrangement as a whole is structured to comply with some of the recommendations set forth by the OIG in the Bulletin, the Special Fraud Alert and other guidance:

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

Some of the most applicable health care related laws, rules, and regulations to the company are, including but not limited to, the following:

Stark Laws

The types of financial arrangements between a physician and an entity that trigger the self-referral prohibitions of the Stark Law are broad and include direct and indirect ownership and investment interests and direct and indirect compensation arrangements. We do not believe that the Stark Law will be applicable to us or any Physician Member because neither we nor any Physician Member intends to make any referral to a Contracted Ancillary Provider (as hereinafter defined) for the furnishing of any ancillary healthcare services for which payment may be made under the Medicare or Medicaid programs.

We do not believe the Subcontracted Services Agreement creates a direct financial relationship between the Physician Members (or their professional organizations) and a Contracted Ancillary Provider because (i) the Vendor Services Agreement is between NuGenerex on the one hand, and a Contracted Ancillary Provider on the other and (ii) the Subcontracted Services Agreement is between us on the one hand and NuGenerex on the other. Further, we believe that the Subcontracted Services Agreement, as structured, complies with the Stark Law exception for personal services should any enforcement authorities or agencies take the position that the Physician Members have a direct financial relationship with a Contracted Ancillary Provider. Further, we believe the arrangements meet the Stark Law exception for personal services.

The Anti-Kickback Statue

The federal anti-kickback statute (the “Anti-Kickback Statute”) makes it a felony to knowingly and willfully offer, pay, solicit or receive any remuneration, directly or indirectly, to induce, or in exchange for, referrals of business reimbursed under federal health care programs, including Medicare and Medicaid.

We do not believe that the Anti-Kickback Statute will be applicable to us or any Physician Member because neither we nor any Physician Member intends to make any referral of business to a Contracted Ancillary Provider reimbursed under any federal healthcare programs, including Medicare and Medicaid.

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

Civil Monetary Penalty Statute

The Civil Monetary Penalty Statute prohibits a health care provider from knowingly making a payment, directly or indirectly, to a physician as an inducement to reduce or limit services to Medicare or Medicaid patients under the physician’s direct care. We do not believe that the Civil Monetary Penalty Statute will be applicable to us or any Physician Member because neither we nor any Physician Member intends to make any referral of business to a Contracted Ancillary Provider reimbursed under the Medicare or Medicaid programs.

NuGenerex Distribution Solutions Other Regulatory Considerations

Texas Patient Non-Solicitation Act

The Texas Patient Non-Solicitation Act prohibits anyone from intentionally or knowingly offering to pay or agreeing to accept any remuneration (directly or indirectly, overtly or covertly, or in cash or in kind) to or from anyone else for securing or soliciting patients for or from a person licensed, certified or registered by a Texas healthcare regulatory agency. Unlike the Stark Law and the Anti-Kickback Statute, which only apply to payments by federal government programs, the Texas Patient Non-Solicitation Act applies to all payers, including private insurance companies. As a means of balancing this broad application, however, the Texas Patient Non-Solicitation Act provides that compliance with the Anti-Kickback Statute constitutes compliance with the Texas Patient Non-Solicitation Act.

Because the Texas statute provides that compliance with the Anti-Kickback Statute constitutes compliance with the Texas Patient Non-Solicitation Act, the analysis of the Company under the Texas Patient Non-Solicitation Act is essentially the same as the analysis under the Anti-Kickback Statute.

Texas Fee Splitting

The Texas Medical Practice Act prohibits fee-splitting and other unethical conduct. Any physician who is found to have violated the Texas Medical Practice Act may be subject to criminal sanctions or loss of such physician’s license to practice medicine. Prospective physician investors are advised to consult their personal counsel regarding the potential impact of this statute on their individual circumstances.

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

Marketing and Distribution

Generex Historical Business Marketing & Distribution

Historically, we had marketing agreements with international distribution companies for distribution of Oral-Lyn in approved territories. Those agreements are no longer in effect.

Currently, as clinical stage development companies, neither NGIO nor NuGenerex Therapeutics (Oral-Lyn and RapidMist buccal delivery system) markets or distributes any products.

NGDx Marketing & Distribution

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

WHO-Listed

Following the successful fulfillment of previous Partnership for Supply Chain Management (“PFSCM”) and WHO shipments, NGDx continues to participate in requests for proposals from PFSCM for our currently WHO-approved NGDx Malaria test. All of the NGDx Malaria RDT’s are on the WHO procurement list.

We will also participate in the newly designed and recently announced WHO Pre-Qualification Program for Malaria RDTs. We intend to present the new Malaria EXPRESS II devices for Pf, Pf/Pv and Pf/Pan for this Pre-Qualification Program.

NGDx EXPRESS II - Syphilis

In January 2019, NGDx received CE Marking Certification for its rapid point-of-care Express II Syphilis Treponemal Assay from the European Union. We are currently seeking development and distribution partners in international markets for the NGDx product portfolio as we plan for U.S. clinical development of our Express II rapid diagnostic technology for infectious diseases and sepsis.

Olaregen Marketing & Distribution

Olaregen has established a team of internal sales and marketing professionals who oversee the marketing, sales & distribution for Excellagen. Currently the product may be sold immediately in the United States. Olaregen plans to focus its efforts on selling to specialized ambulatory wound care centers, surgeons, dermatologists, and in phase II nursing homes. In these institutions the reimbursement rates are nearly double those at hospitals for the same medical procedures. This is an important market since approximately ~80-90% of patients that qualify for using Excellagen are treated in these health care centers. Excellagen can be used for nearly all wound indications but management plans to focus on those that are treated outside of a hospital setting including Diabetic, Venous and Arterial ulcers initially as well as Post Moth’s surgery, Operating Rooms (“OR”) and Ambulatory Care Surgeries with all these indications being extremely prevalent, most significantly amongst the elderly.

In September 2019, Olaregen entered into a national sales and distribution agreement with AvKare Inc. to become the sales and distribution partner for Excellagen’s Wound Conforming Matrix in all Veterans Affairs (VA) hospitals along with other government medical facilities throughout the United States. AvKare is one of the largest SDVOSB distributors in the U.S. with a direct selling organization calling on more than 170 VA hospitals as well as Department of Defense healthcare facilities. Under the agreement, AvKare will continue to distribute Excellagen to the VA in 0.5 ml, 0.8 ml, and 3.0 ml size.

Olaregen is signing intra-company agreements with partner companies in the NuGenerex family of companies for distribution of Excellagen through both our proprietary market channels, and through our national distribution footprint.

Manufacturing

Generex Historical Business

NuGenerex Immuno-Oncology Manufacturing

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

NGDx Manufacturing

NGDx manufactures its RTD devices in our Miramar, Florida facility. Based on order size, delivery requirements and current orders in process, the Miramar facility can manufacture up to 1 million RTD devices, all of which are currently hand assembled. We have long-standing relationships with subcontractors to handle additional production requirements.

Cassette production is conducted through subcontractors in India and China. Each site operates under cGMP as well as being compliant with ISO 9001 and ISO13485. All NGDx cassettes are included in our U.S. Certificate of Exportability and European Union CE Mark registrations. All of our cassette malaria tests are approved by the WHO.

We have established Quality and Assembly Agreements, as well as confidentiality agreements with our subcontractors.  All are subject to our inspection at a moment’s notice.

The quality of final assembly of each of our products is maintained under the strict guidelines of our internal Quality System, which forms the basis for our ISO13485 rating.

Full quality oversight is mandatory and final batch release testing is conducted on each lot of products assembled prior to shipment release.

With full automation, we anticipate producing up to 10 million EXPRESS devices annually. Expanded production would allow for additional expansion beyond this volume. Additionally, we anticipate that subcontractors would provide approximately 60 million cassette tests per year.

Olaregen Manufacturing

Olaregen contracts with a third party specialty manufacturer in the United Kingdom to manufacture Excellagen. Excellagen is an aseptically manufactured, flowable dermal matrix consisting of a stabilized formulation of renatured atelopeptide bovine fibrillar tropocollagen supplied in prefilled, ready to use syringes. Excellagen is manufactured according to cGMP and requires controlled temperature storage (2-8°C) to maintain structural integrity and bioactivity.

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

Regentys Manufacturing

Regentys has contracted with Cook Biotech Incorporated (“CBI”), West Layette, IN on the development and manufacture of the Regentys ECMH™ (Extracellular Matrix Hydrogel) Rectal Solution, an extracellular matrix hydrogel derived from small intestinal submucosa (SIS) of pigs. All manufacturing is conducted according to FDA cGMP standards.

Pantheon Medical Manufacturing

Pantheon manufactures foot & ankle surgical kits, including plates and screws under contract with a third-party contract manufacturer. The FDA has granted 510(k) clearance (“510(k) Approval”) to the Pantheon plates and screws, authorizing Pantheon to commercially distribute the foot & ankle surgical kit. The 510(k) Approval process, also known as pre-market notification, requires demonstrating that the new medical device is substantially equivalent to a legally U.S. marketed medical device. Once a device receives a 510(k) Approval, maintaining that status is based on compliance with annual requirements set by the FDA. All manufacturing is conducted under FDA GMP compliance.

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

NGDx Diagnostics Raw Materials

A number of our components and critical raw materials are provided by third-party suppliers. Some of our supplies, including antigens and antibodies, may be available from only one or a limited number of sources. This may impact our ability to manufacture or sell product if our suppliers cannot or will not deliver those materials in a timely fashion, or at all, due to an interruption in their supply, quality or technical issues, or any other reason. The absence of any one or more of these supplies could prevent us from being able to commercially produce and market the affected product or products.

Olaregen Raw Materials

Excellagen collagen is derived from bovine hides that are sourced from animals continuously reared and slaughtered in Australia, a country recognized by the World Organization for Animal Health as having a negligible BSE risk. The cattle are declared fit for human consumption by Australian Quarantine and Inspection Service, and the starting material is EDQM certified. As of 2010, the World Health Organization (WHO) categorizes skin as a “lower-infectivity tissue” (Category IB). Bovine spongiform encephalopathy (also known as mad cow disease) has never been detected in cattle in Australia. Each lot of Excellagen undergoes rigorous release testing according to validated test methods and product specifications, including sterility.

Regentys Raw Materials

Extracellular matrix hydrogel is derived from porcine small intestinal submucosa which is primarily Types I, III, IV and VI collagen. The natural composition of SIS also includes fibronectin and laminin. The general function of these extracellular matrix (ECM) components are well-established. Porcine intestines are sourced from domestic animals in compliance with ISO 22442.

Intellectual Property

Generex Historical Business

Oral-Lyn & RapidMist

We hold a number of patents in the United States and foreign countries covering our buccal and other delivery technologies. We also have developed brand names and trademarks for products in appropriate areas. We consider the overall protection of our patent, trademark and other intellectual property rights to be of material value and acts to protect these rights from infringement. Our patent

Patents are a key determinant of market exclusivity for most branded pharmaceutical products. Protection for individual products or technologies extends for varying periods, in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

We currently have three issued U.S. patents and one pending U.S. patent application pertaining to various aspects of drug delivery technology, including oral administration of macromolecular formulations (such as insulin). We also currently hold international patents covering our drug delivery technology in jurisdictions other than the U.S., including Canada, Brazil, Argentina, Israel, Australia and Europe. The expiration dates of the U.S. issued patents range from 2020 to 2022, and the international patents are enforceable to 2028. We plan to submit new patent applications for the reformulated Oral-Lyn II for Type II diabetes upon funding.

We possess the worldwide manufacturing and marketing rights to our oral insulin product.

NGIO Intellectual Property Portfolio

Platform Patents

The foundational “Platform Patents” for Ii-Key technology focus on methods of increasing the antigen-specific activation of CD4+ T cells. This cell type is a critical component of the immune system, involved both in the recognition of new pathogenic agents as well as in autoimmune syndromes. The first technology platform (Ii-Key hybrid) relates to a means for increasing the vaccine potency of virtually any protein and while the second (Ii-suppression) relates to generation of an effective cell-based vaccine (REH-2017-01, REH-2017-02).

Oncology Patents

This group of patents relate more specifically to the use of the platform technologies for generating anti-cancer vaccines. We have generated Ii-Key hybrid compounds specifically for patients with breast, prostate, bladder, melanoma and HPV-related cancers (AEX-2001, AEX-2006, AEX-2007).

We hold five U.S. patents and one patent in Japan. The U.S. patent numbers are 7,935,350 (expiring on November 3, 2022), 8,748,130 (expiring on December 10, 2025), 8889143 (expiring on May 18, 2026), 928945 (expiring on September 22, 2027), 8,815,249 (expiring on February 26, 2026). The Japan patent number is 5707326 (expiring on September 1, 2029). These patents cover:

•	Compositions and Methods Related to Ii Technology
•	Ii hybrid peptides used for the enhancement of antigen presentation
•	Constructs for the expression of Ii-Key/antigen epitope fusion peptides
•	Hybrid Ii-Key/antigen epitope fusion peptides
•	Methods for inhibiting Ii expression

We also have U.S. patents on the Ii-Key technology have expired, we are in discussions with third parties to extend the patent coverage of the Ii-Key technology for cancer immunotherapy. The expiration dates of the immune-oncology applications of the Ii-Key hybrid technologies extend to 2031. The company is exploring the development of new immunotherapeutic peptide vaccines against additional tumor antigens, and plans to use computer algorithms to identify epitopes of tumor antigens that can be linked to the Ii-Key to develop new IP and products based on the Ii-Key platform technology.

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

We also rely on trade secrets and other unpatented proprietary information. We seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors, and collaborators.

NGDx Intellectual Property

NGDx holds a U.S. Patent for its sample delivery system which expires in 2026, US Patent # 7,749,771, titled “Device and methods for detecting analyte in a sample.”  This is the basis for our EXPRESS system platform.

In June, 2018, we filed for patent protection for the Express II format with the US Patent and Trade Mark Office.

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

Olaregen Intellectual Property

Olaregen has the exclusive license to Excellagen in all regions of the world except Russia, China, and the CIS countries (Armenia, Azerbaijan, Belarus, Georgia, Kazakhstan, Kyrgyzstan, Moldova, Russia, Tajikistan, Turkmenistan, Ukraine, and Uzbekistan).

The U.S. patent on Excellagen has been issued as of October 10, 2017 and now has 17 years of additional exclusivity.

Regentys Intellectual Property

Regentys has licensed the exclusive, world-wide intellectual property rights for Regentys ECMH from the University of Pittsburgh in exchange for future royalties. The intellectual property subject to the license is entitled “Extracellular Matrix Derived Gels” and “Methods for Preparation of A Terminally Sterilized Hydrogel Derived From Extracellular Matrix” developed by Stephen Badylak et.al. of University faculty.

Additionally, Regentys and the University of Pittsburgh are co-owners by assignment of certain intellectual property rights pertaining to “Method and Composition for Treating Inflammatory Bowel Disease Without Colectomy” developed by Stephen Badylak and Timothy Keane of University and by Marc Ramer of the Regentys.

We continue to develop intellectual property for our current and future products.

NuGenerex Surgical Supply Subsidiaries Intellectual Property

We pursue strategic alliances and partnerships through intellectual property license agreements, and secure key purchase agreements from suppliers to build upon our portfolio of IP.

We also maintain stocking distribution agreements, which provide exclusive distribution rights in certain geographic areas and use of associated trademarks, service marks, and tradenames for the sale and promotion of the products we offer, which generally have durations of one (1) to three (3) years, subject to renewal terms. Furthermore, we require leased employees, independent contractors, consultants, and advisors to execute agreements, with varying terms of one to three years, which assign to us the IP existing and generated from their work. We believe our IP and exclusive distribution agreements provide us with important competitive advantages by (i) increasing our brand awareness and the brand awareness of the products we distribute; and (ii) ensuring that we use the latest design and manufacturing technology for our products that are perceived to be important to our customers.

Seasonality

Our products and services are not subject to seasonality.

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

Large pharmaceutical companies, such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the oncology, immunomedicine, and vaccine markets. These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products. As such, they are also considered significant competitors in these fields of pharmaceutical products and therapies. There are also many smaller companies which are pursuing similar technologies in these fields and are considered to be our competitors.

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

In addition, there are a number of companies that are pursuing cancer treatments using immunotherapy technologies which have products in various clinical trial stages.  Some of these companies are Argos Therapeutics Inc., Celldex Therapeutics Inc., Northwest Therapeutics Inc., Immatics Biotechnology GmbH, Immunocellular Therapeutics Ltd., TVAX Biomedical Inc., and Newlink Genetics Corporation. These companies can also be considered to be competitors.

NGDx Competition

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

We believe our scientific and technological capabilities, as well as our proprietary technology and know-how relating to our rapid tests, particularly for the development and manufacture of tests for the detection of antibodies to infectious diseases are, indeed, very strong and will allow us to compete in this market.

Main Competitors

In the diagnostic space, Alere Inc., which was acquired by Abbott Laboratories in 2017, is our main competitor and one of the major players in RTDs for infectious diseases. Standard Diagnostics is a strong competitor on an international basis, incorporating a cassette design into each of their products. Our competitors also include Chembio Diagnostic Systems Inc., a publicly traded diagnostic company that develops, manufactures and commercializes diagnostic solutions. There are a number of point-of-care strip manufacturers in China that serve the market in that country. As of yet, most of these companies have not made a significant impact on the overall global market but could be considered as a future source of competition. As infectious diseases are epidemic and in the minds of the public, there will be more competitors coming into the market place. However, competition will be based upon the implementation of a cassette or a “dipstick” format.

Competitive Advantage

We believe our unique and simple EXPRESS product design delivers significant advantages over our competition.

Due to the potential infectious character of the whole blood test sample, our EXPRESS series of RDTs are designed to perform and deliver test results while sealed within the EXPRESS housing, carefully controlling the potentially infectious test sample. This design helps to increase our ability to control the possibility of cross-contamination. Most of our competitors’ products, while inexpensive, are not as user-friendly, require substantially more training, and have greater risk of cross- contamination. And, the simplicity of use of our EXPRESS platforms fits directly into the necessities of World Health Organization Rapid Disease Testing Algorithms and individual country disease reduction goals and priorities.

Our products are more intuitive and self-explanatory than our competitors’, making it easier and safer to use. Our products require less training and education. Each EXPRESS is configured to operate in the same way regardless of the type of disease being tested.

With ease of use, simple design, and faster results, our products allow for more tests administered at the patient point of care level.

We will compete on the basis of these advantages. Most of our competitors’ products, while inexpensive, are not as user-friendly, require substantially more training, and have greater risk of cross- contamination.

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

Environmental Compliance

Our research and development activities have involved the controlled use of hazardous materials and chemicals. We believe that our procedures for handling and disposing of these materials comply with all applicable government regulations. However, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurs, we could be held liable for damages, and these damages could severely impact our financial condition. We are also subject to many environmental, health and workplace safety laws and regulations, particularly those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of hazardous biological materials. Violations and the cost of compliance with these laws and regulations could adversely affect us. However, we do not believe that compliance with applicable environmental laws will have a material effect on us in the foreseeable future.

Research and Development Expenditures

NGDx Research & Development Expenditures

A substantial portion of our activities to date have been in research and development. Generex expended $365,521 in the fiscal year ended July 31, 2020 and $597,855 in the fiscal year ended July 31, 2019 on research and development related to its buccal delivery products and NGIO’s immunotherapy products as well as EXPRESS II and testing of existing products for stability and accuracy and development of new test parameters.

NuGenerex Immuno-Oncology Research & Development Expenditures

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones. The Company recognized $272,063 and $340,000 as research and development related to the clinical trial agreement with NSABP in the years ended July 31, 2020 and 2019, respectively.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for AE37 and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Currently, the Phase II clinical study using AE37 in combination with pembrolizumab (Keytruda ®) for treatment of metastatic triple negative breast cancer is our only ongoing research and development project.

Employees

The Generex management team has been working without contracts or employment agreements since taking over the Company in January 2017. Upon financing, we expect to engage the management team as employees with terms to be determined by the Compensation Committee of the Generex Board of Directors. In fiscal year 2020, the compensation committee approved salaries for some officers and board members.

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

NuGenerex Diagnostics Employees

We had one officer who is engaged as an independent contractor. We engage consultants from time to time to assist with financial recordkeeping and other tasks. As of July 31, 2020, NGDx had two full time employees, of which one is in sales and one is in professional or administrative activities.

We use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, and in developing protocols for clinical trials. We also use non-employee consultants to assist us in business development.

Olaregen Employees

Olaregen employs a staff of 2 full-time employees and 3 independent contractors as executives and administrative personnel, including the CEO, COO, Medical Director, and Vice Presidents of Sales and Business Development. Additionally, the company contracts with distributors and contract sales forces in target market sectors.

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

Medisource Employees

Medisource employed a staff of 4 full-time president, executives and administrative personnel, including the CFO Manufacturing and Sales. After July 20, 2020, due to disagreements with former ownership, there are no employees at MediSource.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $452,290,097 at July 31, 2020. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. In order to commercialize our historical assets and our recently acquired product pipeline, we will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for any new product candidates we discover, in-license, or acquire. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future. We may never achieve profitability.

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

As of July 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, lack of a centralized accounting system, as well as the financial reporting of such transactions.

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

Because we have limited resources, we or our subsidiaries have sought to enter into collaboration agreements with other pharmaceutical companies that will assist us in developing, testing, obtaining governmental approval for and commercializing products. We may be unable to achieve commercialization of any of our products until we obtain a large pharmaceutical partner to assist us in such commercialization efforts. To date, we have entered into a collaborative development program with Merck to evaluate our immunotherapeutic peptide vaccine AE37 in combination with Merck’s Keytruda for the treatment of triple negative breast cancer in a phase II clinical trial, however, this collaboration only involves the donation of Keytruda for the clinical trial, and any future financial commitment from Merck for a co-development deal is dependent on the successful completion of the trial. There is no guarantee that the results of the trial will be positive, or that Merck will continue the collaboration with financial support.

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

Since our management team took control in January 2017, we have focused our efforts on making strategic acquisitions that will form the foundation for building an end-to-end business model for the delivery of products and services through proprietary market channels to physicians and patients. The initial step in the process was the acquisition of the Veneto group of assets that provided an operating MSO with revenues, a network of physician partners (primarily orthopedic surgeons and podiatrists), contracts with ancillary health services companies, including pharmacies and laboratories, and infrastructure, personnel, and IT systems that are scalable to meet the demands of growth. With the goal of adding new products and services that can be utilized by the MSO physicians in our proprietary network, we have acquired, and are in the process of acquiring revenue-generating companies in the fields of wound care, surgical supplies, orthopedic implants, artificial joints, biologics, medical devices, and regenerative medicine products. There are a number of risks associated with this end-to-end healthcare model, and there is no guarantee that the model will deliver the expected revenues and profits going forward.

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

Through the corporate restructuring, we have formed three subsidiaries to house the historical Generex assets, including NGIO, NuGenerex Diagnostics (NGDx), and NuGenerex Therapeutics (housing the Oral-Lyn oral insulin product and the RapidMist buccal delivery technology). Each of these subsidiaries require significant funds and commercialization partners to advance their products and technologies through the clinical development and regulatory processes necessary to achieve product commercialization. We may not be able to obtain the necessary funds or find corporate partners to commercialize our historical assets, which will negatively affect the value of these assets.

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

In certain acquisitions, we may recognize non-cash gains or losses on changes in fair value of contingent consideration. We include contingent consideration based on future financial performance as a portion of the purchase price of certain acquisitions. To the extent that an acquired operation underperforms relative to anticipated earnings levels, we are able to set-off certain levels of future unpaid purchase price for such acquired operations. This will result in the recognition of a non-cash gain on the change in fair value of contingent consideration. In the alternative, to the extent an acquired operation outperforms anticipated earnings levels, we will recognize a non-cash expense on the change in fair value of contingent consideration. These non-cash gains and expenses may have a material impact on our financial results, and the impact could be opposite to the underlying results of the acquired operation.

The MSO acquired in the Veneto transaction may not continue to participate in the business following the acquisition.

The MSO acquired from Veneto is named Rapport Services, LLC (“Rapport”), which is a physician-owned limited liability company (or LLC) requiring an at-risk equity investment from physicians or physician groups that wish to participate in the network. The Rapport physician investors own 99% of Rapport, and Generex (through its wholly-owned subsidiary NuGenerex Distribution Solutions II) owns 1% and serves as the managing director of the LLC. The MSO was built through relationships between physicians and the previous Veneto administration. There is no guarantee that the current network of physician partners will remain with Rapport. There is no guarantee that the physicians will continue to utilize the ancillary healthcare services that Rapport provides the MSO through contractual relationships with pharmacies, labs, or other providers of ancillary services.

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

The assets acquired in the MediSource and Pantheon transaction and the related operations may not continue to operate in the future.

On July 20, 2020, Travis Bird terminated his consulting agreement with the Company and Travis Bird caused the operations of MediSource and Pantheon to curtail. As of this filing, no resolution and/or settlement has been reached and there is no guarantee that these operations will resume. This event has led to the full impairment of goodwill and intangibles of MediSource and Pantheon for the fiscal year ended July 31, 2020.

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

We formed DMEiq, LLC (“DME-IQ”), a tablet-based software and service business designed to help orthopedic practices manage and operate an in-house program for orthopedic durable medical equipment (or DME). While we are beginning to generate revenues with the first implementation of DME-IQ, the return on investment for us is still to be proven. The sales cycle for contracting with new orthopedic practices to implement the DME-IQ program is long, and requires multiple meetings, financial and practice analysis, and legal/regulatory review. There is no guarantee that we will be able to achieve our sales goals.

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

Computer malware, viruses, and hacking and phishing attacks by third parties have become more prevalent in our industry, have occurred on our systems in the past, and may occur on our systems in the future. Because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until successfully launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If an actual or perceived breach of our security occurs, (i) we could suffer severe reputational damage adversely affecting customer or investor confidence, (ii) the market perception of the effectiveness of our security measures could be harmed, (iii) we could lose potential sales and existing customers, our ability to deliver our services or operate our business may be impaired, (iv) we may be subject to litigation or regulatory investigations or orders, and (v) we may incur significant liabilities. Our insurance coverage may not be adequate to cover the potentially significant losses that may result from security breaches. We are currently reviewing our needs for cybersecurity policy as we fund and plan to commercialize our products and relaunch our MSO.

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

Due to our and our affiliates’ participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits, and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies, and their executives and managers. The Deficit Reduction Act, which provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers.

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

We operate in a highly-regulated and evolving environment with rigorous regulatory enforcement. Any legal or regulatory action could be time-consuming and costly. If we or the manufacturers or distributors that supply our products fail to comply with all applicable laws, standards, and regulations, action by the FDA or other regulatory agencies could result in significant restrictions, including restrictions on the marketing or use of the products we sell or the withdrawal of the products we sell from the market. Any such restrictions or withdrawals could materially affect our reputation, business and operations.

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

Even as we receive regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, and record keeping related to the product will remain subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable domestic and foreign regulatory authorities or discover any previously unknown problems with any approved product, manufacturer, or manufacturing process, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products, manufacturers, or manufacturing processes;
•	warning letters;
•	civil or criminal penalties;
•	fines;
•	injunctions;
•	product seizures or detentions;
•	pressure to initiate voluntary product recalls;
•	suspension or withdrawal of regulatory approvals; and
•	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

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

Even when any of our product candidates obtain regulatory approval, they may not gain market acceptance among physicians, patients, and third-party payers. Physicians may decide not to recommend our treatments for a variety of reasons including:

•	timing of market introduction of competitive products;
•	demonstration of clinical safety and efficacy compared to other products;
•	cost-effectiveness;
•	limited or no coverage by third-party payers;
•	convenience and ease of administration;
•	prevalence and severity of adverse side effects;
•	restrictions in the label of the drug;
•	other potential advantages of alternative treatment methods; and
•	ineffective marketing and distribution support of its products.

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

The healthcare industry is highly competitive and fragmented. We compete with other health care management companies for customers across all of our services, including MSOs and healthcare providers, such as local, regional, and national networks of physicians, medical groups and hospitals, many of which are substantially larger than us and have significantly greater financial and other resources, including personnel, than what we have.

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

We may make incorrect determinations with regard to the indications and clinical trials on which to focus the available resources that we do have. Furthermore, we cannot assure you that we will be able to retain adequate staffing levels to run our operations and/or to accomplish all of the objectives that we otherwise would seek to accomplish. Our decisions to allocate our research, management, and financial resources toward particular indications or therapeutic areas for our product candidates may not lead to the development of viable commercial products and may divert resources from better opportunities. Similarly, our decisions to delay or terminate drug development programs may also cause us to miss valuable opportunities.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our products and candidates, and we currently lack the resources and the capabilities to build our own manufacturing facilities. As a result, we currently rely, and expect to rely for the foreseeable future, on third-party contract manufacturers to supply our products and clinical trial supplies. Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates or products ourselves, including:

•	reliance on third-parties for manufacturing process development, regulatory compliance and quality assurance;
•	limitations on supply availability resulting from capacity and scheduling constraints of third-parties;
•	the possible breach of manufacturing agreements by third-parties because of factors beyond our control; and
•	the possible termination or non-renewal of the manufacturing agreements by the third-party, at a time that is costly or inconvenient to us.

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

Additionally, we contract with a limited number of suppliers for the raw materials that we use to produce certain products. While we have not experienced a shortage of raw materials in the past and believe that it is unlikely that there will be one in the future, if there were a shortage of raw materials, it could either increase the cost of production or prevent us from being able to produce some of our products, which could adversely affect future results of our operations and financial condition.

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

All of our proposed and existing products are subject to regulation in the U.S. by the FDA, the U.S. Department of Agriculture (“USDA”) and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacturing, labeling, distribution, and marketing of our products. The process of obtaining required approvals or clearances varies according to the nature of, and uses for, a specific product. These processes can involve lengthy and detailed laboratory testing, human or animal clinical trials, sampling activities, and other costly, time-consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for that product. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product has been approved in another country.

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

General Risks

The COVID-19 coronavirus could adversely impact our business, including our clinical trials.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to over 150 countries and every state in the United States.  On January 30, 2020, the World Health Organization declared the outbreak of coronavirus a “Public Health Emergency of International Concern.” On March 11, 2020, the World Health Organization declared the outbreak a pandemic, and on March 13, 2020, the United States declared a national emergency.

The spread of the virus in many countries continues to adversely impact global economic activity and has contributed to significant volatility and negative pressure in financial markets and supply chains. The pandemic has had, and could have a significantly greater, material adverse effect on the U.S. economy where we conduct a majority of our business. The pandemic has resulted, and may continue to result for an extended period, in significant disruption of global financial markets, which may reduce our ability to access capital in the future, which could negatively affect our liquidity.

Operations related to the sale and use of medical devices and supplies utilized in surgical procedures may experience a delay in implementation and expansion the Company’s MSO (as defined under “—Historical Business-- The “New” Generex & The NuGenerex Family of Subsidiary Companies”) due to the pandemic, including delays and cancellations of elective procedures. The COVID-19 pandemic may also impact our workforce, supply chains or distribution networks or otherwise impact our ability to restock our medical device and supply inventories and depending upon the severity of the COVID-19 coronavirus’ continued spread in the United States and other countries, we may experience disruptions that could severely impact our business and clinical trials, including:

•	limitation of company operations, including work from home policies and office closures;
•	one or more key officers and/or employees could be personally affected by the virus;
•	delays or difficulties in receiving deliveries of critical experimental materials;
•	delays or difficulties in enrolling patients in our clinical trials;
•	delays or difficulties in scheduling of surgical procedures that utilize medical devices and supplies;
•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•	interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•	diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•	interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others; and
•	limitations in employee resources that would otherwise be focused on our business, including the conduct of our clinical trials, such as because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

Risks Related to Ownership of Shares of Our Series A Preferred Stock

The Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock.

We have incurred and may in the future incur substantial amounts of debt and other obligations that will rank senior to the Series A Preferred Stock. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

Our existing or future creditors and holders of our securities will not have any rights to the amounts in the Sinking Fund.

We must adhere to prescribed legal requirements and after the amount in the Sinking Fund has been reduced to zero, we must also have sufficient cash in order to be able to pay dividends on the Preferred Stock.

The Sinking Fund will be available to pay dividends on the shares Series A Preferred Stock for the first 36 Dividend Payment Dates after the issuance of such shares in accordance with Section 171 of the Delaware General Corporation Law. After the amounts in the Sinking Fund Reserve has been reduced to zero and in accordance with Section 170 of the Delaware General Corporation Law, we may only declare and pay cash dividends on the Series A Preferred Stock if we have either net profits during the fiscal year in which the dividend is declared and/or the preceding fiscal year, or a “surplus”, meaning the excess, if any, of our net assets (total assets less total liabilities) over our capital. We can provide no assurance that we will satisfy such requirements in any given year after the amounts in the Sinking Fund Reserve have been reduced to zero. Further, even if we have the legal ability to declare a dividend after amounts in the Sinking Fund Reserve have been reduced to zero, we may not have sufficient cash to pay dividends on the Series A Preferred Stock. Our ability to pay dividends may be impaired if any of the risks described in this prospectus actually occur. Also, payment of our dividends after amounts in the Sinking Fund Reserve have been reduced to zero depend upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay dividends on the Series A Preferred Stock.

If Nasdaq delists the Series A Preferred Stock, investors’ ability to make trades in the Series A Preferred Stock could be limited.

We have applied to have our Series A Preferred Stock listed on the Nasdaq Capital Market under the symbol “GNBTP.” We cannot assure you that the Series A Preferred Stock will be approved for listing by the Nasdaq Capital Market. In order to list the Series A Preferred Stock on the Nasdaq Capital Market and continue to be listed, we must meet and maintain certain financial, distribution, and share price levels. Generally, this means having a minimum number of publicly held shares of Series A Preferred Stock (generally 1,000,000 shares), a minimum market value (generally $15,000,000) and a minimum number of holders (generally 300 public holders). If we are also unable to meet the listing standards for the Nasdaq Capital Market, we may apply to have our Series A Preferred Stock quoted by OTC Markets. If we are unable to maintain listing for the Series A Preferred Stock, the ability to transfer or sell shares of the Series A Preferred Stock will be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected. Moreover, since the Series A Preferred Stock has no stated maturity date, investors may be forced to hold shares of the Series A Preferred Stock indefinitely while receiving stated dividends thereon when, as and if authorized by our board of directors and paid by us with no assurance as to ever receiving the liquidation value thereof.

The market for our Series A Preferred Stock may not provide investors with adequate liquidity.

Liquidity of the market for the Series A Preferred Stock depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of the Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series A Preferred Stock. We cannot predict the extent to which investor interest in our Company will maintain a trading market in our Series A Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A Preferred Stock.

We are generally restricted from issuing shares of other series of preferred stock that rank senior the Series A Preferred Stock as to dividend rights, rights upon liquidation or voting rights, but may do so with the requisite consent of the holders of the Series A Preferred Stock; and, further, no such consent is required for the issuance of additional series of preferred stock ranking pari passu with the Series A Preferred Stock.

We are allowed to issue shares of other series of preferred stock that rank above the Series A Preferred Stock as to dividend payments and rights upon our liquidation, dissolution or winding up of our affairs, only with the approval of the holders of at least 66.67% of the outstanding Series A Preferred Stock; however, we are allowed to issue additional shares of Series A Preferred Stock and/or additional series of preferred stock that would rank equally to the Series A Preferred Stock as to dividend payments and rights upon our liquidation or winding up of our affairs without first obtaining the approval of the holders of our Series A Preferred Stock. The issuance of additional shares of Series A Preferred Stock and/or additional series of preferred stock could have the effect of reducing the amounts available to the Series A Preferred Stock upon our liquidation or dissolution or the winding up of our affairs. It also may reduce dividend payments on the Series A Preferred Stock if we do not have sufficient funds to pay dividends on all Series A Preferred Stock outstanding and other classes or series of stock with equal or senior priority with respect to dividends. Future issuances and sales of senior or pari passu preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for the Series A Preferred Stock and our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

Holders of additional Series A Preferred Stock and/or an additional series of preferred stock will not have any rights to the amounts in the Sinking Fund.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that will influence the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. Continued increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” only if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”  If any distributions on the Series A Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, it is possible that the market value of the Series A Preferred Stock might decline.

Our revenues, operating results and cash flows may fluctuate in future periods and we may fail to meet investor expectations, which may cause the price of our Series A Preferred Stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict and our income and cash flows may fluctuate significantly from period to period, which may impact our board of directors’ willingness or legal ability to declare a monthly dividend after amounts in the Sinking Fund Reserve have been reduced to zero. If our operating results fall below the expectations of investors or securities analysts, the price of our Series A Preferred Stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

•	demand and pricing for our products and services;
•	introduction of competing products;
•	our operating expenses which fluctuate due to growth of our business;
•	timing and popularity of new video content offerings and changes in viewing habits or the emergence of new content distribution platforms; and
•	variable sales cycle and implementation periods for content and services.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock could be subject to wide fluctuations in response to numerous factors. The price of the Series A Preferred Stock that will prevail in the market after this offering may be higher or lower than the offering price depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.

These factors include, but are not limited to, the following:

•	prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
•	trading prices of similar securities;
•	our history of timely dividend payments;
•	the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;
•	general economic and financial market conditions;
•	government action or regulation;
•	the financial condition, performance and prospects of us and our competitors;
•	changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
•	our issuance of additional preferred equity or debt securities; and
•	actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, investors who purchase the Series A Preferred Stock in this offering may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

We may redeem the Series A Preferred Stock.

On or after September 15, 2023, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, at any time or from time to time. Also, upon the occurrence of a Change of Control prior to September 15, 2023, we may, at our option, redeem the Series A Preferred Stock, in whole or in part, within 120 days after the first date on which such Change of Control occurred. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at a rate that is lower than the dividend rate on the Series A Preferred Stock. If we redeem the Series A Preferred Stock, then from and after the redemption date, dividends will cease to accrue on shares of Series A Preferred Stock, the shares of Series A Preferred Stock shall no longer be deemed outstanding and all rights as a holder of those shares will terminate, except the right to receive the redemption price plus accumulated and unpaid dividends, if any, payable upon redemption.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights.

Voting rights for holders of the Series A Preferred Stock exist primarily with respect to the ability to elect, voting together with the holders of any other series of our preferred stock having similar voting rights, two additional directors to our board of directors, subject to limitations described in the section of this prospectus entitled “Description of the Securities--Series A Preferred Stock—Voting Rights,” in the event that eighteen monthly dividends (whether or not consecutive) payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in the prospectus and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights. Please see the section of this prospectus entitled “Description of the Securities--Series A Preferred Stock—Voting Rights.”

The Series A Preferred Stock is not convertible into common stock, including in the event of a Change of Control, and investors will not realize a corresponding upside if the price of the common stock increases.

The Series A Preferred Stock is not convertible into shares of common stock and earns dividends at a fixed rate. Accordingly, an increase in market price of our common stock will not necessarily result in an increase in the market price of our Series A Preferred Stock. The market value of the Series A Preferred Stock may depend more on dividend and interest rates for other preferred stock, commercial paper and other investment alternatives and our actual and perceived ability to pay dividends on, and in the event of dissolution satisfy the liquidation preference with respect to, the Series A Preferred Stock.

We will have broad discretion in using the proceeds of this offering, other than proceeds deposited into the Sinking Fund Reserve, and we may not effectively spend the proceeds.

We will use the net proceeds of this offering less amounts deposited into the Sinking Fund Reserve for working capital and general corporate purposes to support our growth and may, in our discretion, use a portion of the net proceeds for dividends on our outstanding securities and the repurchase of outstanding common stock in open market transactions in compliance with Rule 10b-18 and private transactions. We have not allocated any specific portion of the net proceeds to any particular purpose, and our management will have the discretion to allocate the proceeds as it determines. We will have significant flexibility and broad discretion in applying the net proceeds of this offering, and we may not apply these proceeds effectively. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds, and you will not have the opportunity to influence our decisions on how to use our net proceeds from this offering.

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

Item 2. Properties.

We employ executives, employees and consultants who work in various locations in and outside of Florida. Our office in Miami Lakes, Florida serves as the headquarters for us. This space is sufficient to accommodate the expected number of employees working in the metro Miami area. The existing lease provides substantial flexibility in the event we require additional space. Technology affords us the luxury of collaboration among staff from varying locations.

NGDx’s corporate offices, product development facilities, regulatory affairs offices, and laboratory and assembly facilities are contained in a 5,627 square foot facility in Miramar, Florida. The facility’s lease expired July 31, 2020 with a current monthly base rent of $7,325 including taxes and expenses. The Company is currently renegotiating a lease extension. Our facility is an FDA Registered Facility. Based on order size, delivery requirements and current orders in process, our Miramar facility can handle up to one million RTD devices, all of which are currently hand assembled. We have relationships with subcontractors to handle additional production requirements.

We do not expect to need manufacturing capabilities related to our insulin or immunotherapy products, as it is likely that we will contract out the manufacturing of product requirements for any future clinical trials and commercial sales.

Item 3. Legal Proceedings.

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000. This has been accrued in the consolidated financial statements for the year ended July 31, 2020.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition to confirm that part of the arbitrator’s award that awarded AEXG $210,000 in liquidated damages plus post award prejudgment interest. On April 24, 2020 legal fees in the amount of $93,304 plus costs of $12,393. The Court remanded part of the arbitrator’s award for a determination as to the economic value of 84,000 warrants with an exercise price of $2.50 per share. On September 18, 2020, a judgement was entered in favor of AEXG in the amount of $319,009, plus prejudgment interest in the sum of $65,762, for a total of $384,771. The Company continues to vigorously defend this matter.

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

On October 26, 2018, Generex entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which a note due on October 26, 2019 was called for repayment in the principal amount of $682,000. The purchase price of the note was $550,000. The remaining $122,000 of principal amount represents original issue discount.  On January 25, 2018, Generex received a letter from Alpha’s counsel stating that the note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the note.  The letter demanded repayment in full. On February 12, 2019, the Alpha filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Alpha’s motion for summary judgment was denied, and that that denial was upheld in the Appellate Division, Second Department. The Company is vigorously defending this matter and the parties are engaged in discovery.

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

On September 9, 2019 Generex and its subsidiary NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed a litigation against Veneto, and the constituent entities, for fraud, breach of contract, and a motion for a temporary restraining order restraining the shares contemplated in the Asset Purchase Agreement (“APA”) (supra) for hiding their involvement in a massive healthcare fraud scheme, which is currently being prosecuted civilly by the federal government and filing to transfer assets specified in the APA. . Our motion for a temporary restraining order on transfer of shares we issued in connection with the acquisition of Veneto assets was denied by the Court of Chancery. Generex has continued to pursue claims against Veneto and its principals in a separate arbitration. In a related action, our transfer agent for our common stock was sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex was not named in the suit, but our transfer agent notified us of our obligation to indemnify them pursuant to our agreement with the transfer agent. The action against the transfer agent was dismissed with prejudice and on consent on November 25, 2019.

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

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim.  On May 4, 2020 the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover Growth Fund, LLC and issue it shares pursuant to the Purchase Agreement and Promissory Note.  Discover has since dropped the Delaware case without prejudice.

On May 6, 2020, the Company was named as a defendant in an action brought by Iliad Research and Trading LP in Salt Lake City, Utah. The plaintiff alleged that the Company breached a Securities Purchase Agreement and Convertible Promissory Note. Arbitration commenced on this matter on or about July 1, 2020 and was settled on July 31, 2020. In settlement of the matter (including any amounts outstanding under the Convertible Promissory Note), the Company has issued Iliad 3,499,415 shares of the Company’s common stock. The arbitration was dismissed on August 14, 2020.

On October 2, 2020, the Company and its subsidiary, NuGenerex Distribution Solutions, LLC, was named as a defendant in an action brought by AVEM Medical, LLC, formerly known as Medisource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement. The Company intends to defend the case vigorously (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles).

Item 4. Mine Safety Disclosures.

This item is not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQB, a tiered marketplace of the OTC Markets Group. The table below sets forth prices for our common stock for each fiscal quarter in the two years ended July 31, 2020, and July 31, 2019. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Low	High
Fiscal 2020
Fourth Quarter	$0.06	$0.40
Third Quarter	$0.27	$2.21
Second Quarter	$0.77	$1.73
First Quarter	$0.63	$2.34
Fiscal 2019
Fourth Quarter	$1.07	$2.06
Third Quarter	$0.36	$1.10
Second Quarter	$0.40	$1.65
First Quarter	$0.41	$0.85

Holders

As of November 5, 2020, Generex had 122 holders of record.

Dividends

We have not paid cash dividends on our common stock in the past and have no present intention of paying cash dividends on our common stock in the foreseeable future. We have issued stock dividends and a dividend of shares of our subsidiary, NGIO.

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of July 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	8,863,195	$0.93	233,971,805
Equity compensation plans not approved by security holders	—	—	—
Total	8,863,195	$0.93	233,971,805

Recent sales of unregistered securities

On November 30, 2018, Messrs. Joseph Moscato and Lawrence Salvo converted all shares of our Series I Preferred Stock owned by them. Mr. Moscato received 3,746,807 shares of common stock upon conversion. Mr. Salvo received 3,836,754 shares of common stock upon conversion.

On December 1, 2018, after payment of the dividend, B-H Sanford, LLC, converted all shares of the Company’s Series H Preferred Stock owned by it into 28,828,953 shares of common stock.

On December 1, 2018, we issued to Stephen L. Berkman, previous owner of NGDx and debt holder, a warrant exercisable for 15,000,000 (21,000,000 post Stock Split) shares of common stock. The warrants were exercisable until December 1, 2019 at an exercise price of $2.50 ($1.79 post Stock Split) per shares and expired prior to being exercised. The warrant was issued pursuant to the January 18, 2017 acquisition agreement among the Company, NGDx, Stephen L. Berkman and the other equity owners of NGDx.

Also, on December 1, 2018, we and Mr. Berkman entered into an agreement, assignment and release, pursuant to which Mr. Berkman transferred the remaining NGDx equity interests to us, waiving and releasing any conditions to such transfer. As of October 31, 2018, the Company was indebted to Mr. Berkman for advances made in the amount of $624,403.64, and NGDx was indebted to Mr. Berkman for loans made to NGDx prior to January 18, 2017, in the amount of $13,431,705.66. In addition to the assignment of the NGDx interests, Mr. Berkman released these debts in exchange for shares of our common stock valued at the aggregate of such amount using the closing price for the common stock on November 30, 2018. The closing price was $18.99, resulting in 32,881 shares issuable to Mr. Berkman.

On January 24, 2019, we entered into securities purchase agreements with three investors, pursuant to which we sold convertible notes bearing interest at 10% per year in the aggregate principal amount of $2,110,000. The purchase price of the notes was $2,010,000 and the remaining $100,000 of principal amount represents original issue discount. Pursuant to the securities purchase agreements, we also sold warrants to purchase up to an aggregate 120,570 shares of common stock to the investors. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares common stock at an effective conversion price equal to the lesser of:

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

On February 4, 2019, we closed under a securities purchase agreement with an investor pursuant to which we agreed to sell and sold a convertible note bearing interest at 10% per year in the principal amount of $750,000. The purchase price of the note was $712,500 and the remaining $37,500 of principal amount represents original issue discount. Pursuant to the securities purchase agreement, we also sold to the investor warrants to purchase up to an aggregate 45,000 shares of common stock. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal to the lesser of:

•	Average price for the ten days prior to closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion.

On February 15, 2019, we entered into, and on February 22, 2019, closed a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 10% per year in the principal amount of $750,000. The purchase price of the note was $712,500 and the remaining $37,500 of principal amount represents original issue discount. Pursuant to the securities purchase agreement, we also sold warrants to purchase up to an aggregate 57,143 shares of common stock to the investor. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of common stock at an effective conversion price equal to the lesser of

•	$2.50 per share; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to the date a notice of conversion is received.

As discussed under the section of “Corporate History”, we consummated the acquisition of certain assets of Veneto in 2018 in two closings. The aggregate price for these assets was $30,000,000. We issued a note in the principal amount of $35,000,000. In addition, we agreed to assume approximately $3.4 million in outstanding institutional debt of Veneto subsidiaries, but will have use of Veneto cash which would otherwise have been applied to paying down the debt. On March 28, 2019, we entered into an amendment agreement with Veneto and the equity owners of Veneto to restructure the payment of the obligation that in satisfaction of all obligations we would cause to be delivered 8,400,000 shares of our common stock on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary, common stock of NGIO, Inc. We and the Veneto Members further agreed to certain downside protection between $2.50 per share and $1.50 per share subject to terms and conditions contained in the agreement. The 8,400,000 Generex Shares were delivered on May 23, 2019 provided by the Friends of Generex Trust, but due to the current and ongoing litigation with the Veneto Members, the NGIO Shares have not been delivered. The provided by the Friends of Generex Trust were already issued and outstanding and did not result in any expense of the Company. Since these shares were transferred by a shareholder to settle an obligation of the Company, the value of the shares provided by the Friends of the Generex Trust to settle the debt was reflected in the financial statements as an additional to contributed (paid-in) capital (the “Trust Shares”).

On April 8, 2019, we closed under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 10% per year in the principal amount of $530,000. The purchase price of the note was $505,500 and the remaining $25,000 of principal amount represents original issue discount. Pursuant to the securities purchase agreement, we also sold to the investor warrants to purchase up to an aggregate 92,842 shares of common stock. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

•	A price determined as of the date of closing; and

•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to (and including) the date a notice of conversion is received.

On April 23, 2019, we closed under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 10% per year in the principal amount of $530,000. The purchase price of the note was $505,500 and the remaining $25,000 of principal amount represents original issue discount. Pursuant to the securities purchase agreement, we also sold to the investor warrants to purchase up to an aggregate 84,126 shares of common stock. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal to the lesser of

•	A price determined as of the date of closing; and
•	70% of the lowest volume weighted average trading price of the common stock on the ten days prior to (and including) the date a notice of conversion is received.

On July 8, 2019, we issued 288,256 shares of common stock upon conversion of $280,000 of principal and $12,581 of interest of a note.

On July 15, 2019, we entered into a business development service agreement and issued 120,000 shares of common stock for services.

On July 16, 2019, we issued 1,569,880 shares of common stock for the settlement of $3,150,972 of accounts payable and other accrued obligations.

On July 19, 2019, we issued 791,000 shares of common stock upon conversion of $796,628 of principal and $57,127.97 of interest of a note, plus $750 of conversion fees.

On July 19, 2019, we issued 39,390 shares of common stock upon conversion of $50,000 of principal and $2,514 of interest of a note.

On August 1, 2019, we closed an asset purchase agreement for the acquisition of Pantheon Medical – Foot & Ankle, LLC through a stock purchase agreement in exchange for 400,000 shares of common stock, plus contingent consideration up to $500,000 based upon a future performance and a consulting agreement for $2,000,000; $250,000 payable in shares of common stock; and $1,750,000 payable in 18 equal installments of $97,222 per month payable in cash as is available from the operations of newly acquired subsidiaries Pantheon and MediSource, or shares of common stock issued monthly that included $250,000 worth of common stock.

On August 1, 2019, we closed an asset purchase agreement for the acquisition of MediSource Partners, LLC through a stock purchase agreement in exchange for 560,000 shares of common stock, plus contingent consideration up to $700,000 on the first anniversary of the acquisition based upon a future performance and a consulting agreement with the CEO that included $250,000 worth of common stock, plus an 18-month contract for $97,222 payable in cash or common stock.

On August 5, 2019, we issued 35,249 shares of common stock upon conversion of $45,000 of principal and $2,338 of interest of a note.

On August 7, 2019, we issued 338,261 shares of common stock upon conversion of $253,371 of principal and $1,666 of interest, $109,632 of default penalties of a note, and $750 of conversion fees.

On August 8, 2019, we entered into securities purchase agreement, pursuant to which we sold convertible notes bearing interest at 10% per year in the aggregate principal amount of $1,150,000. The purchase price of the notes was $1,000,000 and the remaining $150,000 of principal amount represents original issue discount.

On August 8, 2019, we issued 537,600 shares of common stock upon conversion of $649,851 of principal of a note.

On August 12, 2019, we issued 42,932 shares of common stock upon conversion of $45,000 of principal and $2,500 of interest of a note.

On August 14, 2019, we entered into a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 10% per year in the principal amount of $1,100,000. Pursuant to the securities purchase agreement, we also sold to the investor warrants to purchase up to an aggregate 62,857 shares of common stock with the fair value of the warrants as of the date of issuance in excess of the note resulting in full discount of the note.

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

On August 29, 2019, we entered into a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 9% per year in the principal amount of $250,000.

On September 1, 2019, we retained a consultant to provide consulting services for a flat fee of $2,000,000 payable in cash or shares of common stock at our election.

On September 9, 2019, we issued 30,000 shares of common stock for the settlement of $53,107 of accounts payable for past services and other accrued obligations.

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

On November 18, 2019, the Company entered into a Securities Purchase Agreement with three investors pursuant to which the Company agreed to sell and sold a convertible note bearing interest at 10% per annum in the principal amount of $275,000 and issued 63,000 shares of common stock in the aggregate for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

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

On December 5, 2019, we converted $70,000 of principal and $4,621 of interest into 252,955 shares of common stock.

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

On December 17, 2019, we converted $75,000 of principal and $4,447 of interest into 270,327 shares of common stock.

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

On February 10, 2020, we closed a financial transaction under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $305,000. The purchase price of the note was $270,000, a $5,000 closing fee and the remaining $30,000 of principal amount represents original issue discount and issued 35,000 shares of common stock for the commitment. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at the lowest closing price on the date of closing.

On February 13, 2020, we converted $330,881 of principal and $54,849 of interest and $750 of conversion fees totaling $386,480 into 1,400,000 shares of common stock.

On February 13, 2020, we converted $53,264 of principal and $13,793 of interest into 173,507 shares of common stock.

On February 19, 2020, we converted $168,300 of principal and $6,797 of interest into 634,936 shares of common stock.

On February 28, 2020, we closed a financial transaction under a securities purchase agreement with three investors pursuant to which we sold a series of convertible notes bearing interest at 9.5% per year in the principal amount in the aggregate of $281,600. The purchase price of the notes in the aggregate were $256,600 and the remaining $25,600 of principal amount in the aggregate represents original issue discount. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock the note will be convertible at the option of the holder at any time into shares of our common stock at a conversion price equal to the lesser of

•	A price determined as of the date of closing; and

•	80% of the lowest volume weighted average trading price of the common stock on the ten days prior to (and including) the date a notice of conversion is received.

On March 4, 2020, we issued 570,739 shares of common stock to the investors who collectively converted an aggregate amount of $171,826 of principal of the convertible notes dated February 28, 2020.

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

On April 21, 2020, we converted $164,082 of principal and $3,048 of interest and $750 of conversion fees totaling $167,880 into 500,000 shares of common stock.

On May 4, 2020, the Company entered into a promissory note with a lender bearing interest at 10% per annum in the principal amount of $100,000 and issued 20,000 shares of common stock in the aggregate for the commitment and issued an option agreement to purchase up to 20,000 shares of the Company’s stock at $0.43/share expiring on May 4, 2022.

On May 6, 2020, we converted $98,163 of principal, $750 of fees and $1,503 of interest into 300,000 shares of common stock.

On May 21, 2020, we converted $55,000 of principal, $750 of fees and $4,583 of interest into 177,300 shares of common stock.

On May 26, 2020, the Company entered into a legal services agreement providing for a portion of legal fees payable in $50,000 cash and 120,000 shares of common stock.

On June 25, 2020, we closed a financial transaction under a securities purchase agreement with an investor pursuant to which we sold a convertible note bearing interest at 12% per year in the principal amount of $150,000. The purchase price of the note was $150,000. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at 80% of the lowest closing price the ten (10) consecutive trading day period immediately preceding the date of the respective conversion

On July 7, 2020, we converted $173,010 of principal, $750 of fees and $4,544 of interest into 400,000 shares of common stock.

On July 16, 2020, we converted $135,000 of principal and $2,693 of interest into 372,444 shares of common stock.

On July 20, 2020, we converted $30,000 of principal and $750 of fees into 70,462 shares of common stock.

On July 21, 2020, we converted $37,000 of principal and $1,371 of interest into 87,845 shares of common stock.

On July 23, 2020, we converted $40,296 of principal, $750 in fees and $414 of interest into 90,477 shares of common stock.

On July 24, 2020, we converted $140,000 of principal and $2,915 of interest into 386,570 shares of common stock.

On July 27, 2020, we converted $30,000 of principal and $750 of fees into 73,564 shares of common stock.

On July 28, 2020, we converted $91,667 of principal, $750 in fees and $6,279 of interest into 263,113 shares of common stock.

On July 30, 2020, we converted $772,500 of principal, $99,300 in fees, $428,629 in penalties and $159,607 of interest into 3,499,415 shares of common stock.

All of the following are subsequent to July 31, 2020:

On August 7, 2020, we converted $54,222 of principal, $750 in fees, $87,274 in penalties and $250 of interest into 400,000 shares of common stock.

On August 11, 2020, we converted $46,746 in penalties into 140,496 shares of common stock.

On August 18, 2020, we converted $25,000 of principal into 76,219 shares of common stock.

On August 21, 2020, we converted $31,667 of principal, $750 in fees and $6,162 of interest into 120,558 shares of common stock.

On August 25, 2020, we converted $25,000 of principal into 76,200 shares of common stock.

On August 31, 2020, we converted $35,000 of principal into 134,615 shares of common stock.

On September 9, 2020, we converted $93,867 of principal and $5,809 of interest into 408,504 shares of common stock.

On September 10, 2020, we converted $40,000 of principal into 163,934 shares of common stock.

On September 15, 2020, we converted $70,800 of principal into 300,000 shares of common stock.

On September 16, 2020, we converted $18,000 of principal and $750 of fees into 86,805 shares of common stock.

On September 18, 2020, we converted $50,000 of principal into 265,957 shares of common stock.

On September 22, 2020, we converted $30,000 of principal into 164,473 shares of common stock.

On September 25, 2020, we converted $30,000 of principal into 210,674 shares of common stock.

On September 25, 2020, we converted $15,867 of principal and $750 of fees into 116,690 shares of common stock.

On September 25, 2020, we converted $60,000 of principal and $750 of fees into 421,348 shares of common stock.

On September 29, 2020, we converted $30,000 of principal into 210,674 shares of common stock.

On September 29, 2020, we converted $64,080 of principal into 450,000 shares of common stock.

On October 5, 2020, we converted $50,000 of principal into 351,123 shares of common stock.

On October 5, 2020, we converted $4,500 of interest and $32,000 of penalties into 256,320 shares of common stock.

On October 6, 2020, we converted $35,000 of principal and $750 of fees into 251,053 shares of common stock.

On October 7, 2020, we converted $40,000 of principal and $22,000 of interest into 435,393 shares of common stock.

On October 7, 2020, we converted $15,120 of principal and $74,877 of interest into 632,000 shares of common stock.

On October 13, 2020, we converted $25,000 of principal and $5,704 of interest into 187,219 shares of common stock.

The securities discussed under this Item 15 were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving a public offering.

Purchases of equity securities by the issuer and affiliated purchasers.

Neither Generex nor any of its affiliates made any material purchases of the stock during the fiscal 2020.

Item 6. Selected Financial Data.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2020 and 2019.

We engaged in certain acquisition transactions during the following periods:

Fiscal Year Ended July 31, 2019

•	Effective October 3, 2018, we purchased certain assets of Veneto Holdings, L.L.C. (“Veneto”), and its subsidiaries (the “First Closing Assets”). We acquired additional assets of Veneto effective November 1, 2018 (the “Second Closing Assets” and together with the First Closing Assets, the “Acquired Veneto Assets.”). The transaction was subsequently renegotiated, culminating in a Third Closing on March 28, 2019, but that did not affect our interest in the assets, or production thereof, and only effected the transaction price. Subsequent to the Third Closing, we entered into litigation with Veneto and their constituent parties which may affect the future of those assets but does not currently affect the accounting for the Acquired Veneto Assets. Our balance sheet at July 31, 2020 includes our interest in the Acquired Veneto Assets and the obligations issued in connection with the purchase of the Acquired Veneto Assets. Our interest in the results of operations of the First Closing Assets since October 3, 2018 and the Second Closing Assets since November 1, 2018 is included in our Consolidated Statement of Operations and Comprehensive Loss for the year ended July 31, 2020. We are currently in litigation with Veneto and its affiliates regarding the assets and business transferred. Many of the contractual arrangement we assumed from Veneto have been terminated, and we have had to rebuild the business relationships and the structure of the contractual relationships we took over from Veneto.

•	Effective January 7, 2019, we purchased a majority interest in the capital stock of Regentys Corporation. (“Regentys”). Our balance sheet at July 31, 2020 includes our interest in Regentys and our interest in the results of operations of Regentys for the periods ended July 31, 2020 is included in our Consolidated Statement of Operations and Comprehensive Loss for the year ended July 31, 2020.

•

Effective January 7, 2019, we purchased a majority interest in the capital stock of Olaregen Therapeutix Inc. (“Olaregen”). Our balance sheet at July 31, 2020 includes our interest in Olaregen and our interest in the results of operations of Olaregen for the period ended July 31, 2020 is included in our Consolidated Statement of Operations and Comprehensive Loss for the year ended July 31, 2020.

Fiscal Years Ended July 31, 2020

•	Effective August 1, 2019 we purchased the assets of Pantheon and MediSource Partners.
•	On August 16, 2019, the Company entered into a Share Exchange Agreement to purchase an additional 900,000 shares in Olaregen Therapeutix Inc. from Olaregen Therapeutix LLC representing increasing Generex’s ownership from approximately 62% to 76%. On February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO in. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.
•	On September 6, 2019, Generex signed a binding Letter of Intent with ALTuCELL, Inc (“ALTuCELL”), a clinical-stage development company with a broad intellectual property portfolio focused on cell encapsulation technology for the treatment of diabetes, autoimmune diseases, and inflammatory conditions to purchase 51% of ALTuCELL’s equity in exchange for $2,000,000 in cash, $8,000,000 in the Company’s common stock price at $2.50/share, and commitment to fund $5,000,000 towards ALTuCELL’s development costs pursuant to a mutually agreed upon clinical development plan based upon a valuation of ALTuCELL equal to $29,500,000 On September 20, 2019, Generex paid ALTuCELL a preliminary payment of $50,000 to bind the agreement.
•	On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of July 31, 2020, Generex has advanced $212,000 to ALTuCELL, recorded as a component of other current assets. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

Executive Summary

Preliminary Note

On December 1, 2018, we acquired the remaining equity of HDS, and HDS became a wholly owned subsidiary; we have renamed HDS as NuGenerex Diagnostics (NGDx). We intend to focus resources on the commercialization of new products under development at our subsidiaries, NGDx, Regentys, Olaregen, and NGIO, as well as additional acquisition targets, including ALTuCELL. We also intend to focus on re-establishing and expanding the MSO business foundation. We will only restart the historical research and development efforts to develop Oral-Lyn for the treatment of diabetes if we receive substantial financing for that purpose.

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

On January 15, 2019, we entered into an Amendment Agreement with Veneto and the equity owners of Veneto entered into restructuring payment of the note as follows:

•	Payment of $15,750,000 by delivery of Generex common stock, initially valued at $2.50 per share.

•	If, on the first to occur of (i) the ninetieth (90th) day after closing under the Amendment and (ii) the effective date of a registration statement filed with the SEC including the Generex shares pursuant to the amendment, the average volume weighted average price (“VWAP”) of Generex common stock for the preceding five (5) trading days is less than $2.50 share, Generex will deliver additional Generex Shares such that the aggregate number of shares delivered under this agreement equals $15,750,000 ÷ such average VWAP.

•	The remainder of the principal and interest under the Note were to be payable on April 15, 2019; provided that on that maturity date, Veneto shall have the option of (i) payment of principal and interest in cash and (ii) payment of principal and interest by Generex’s delivery of Generex Shares valued at $2.50 per share.

•	All Generex shares issued pursuant to the amendment will be delivered pro rata to the six equity owners of Veneto as distributions from Veneto.

On March 28, 2019 we entered into an amendment, the Restructuring Agreement with Veneto with respect to the payment terms of the January 15, 2019 promissory note. The parties agreed to restructure the terms as follows:

•	In lieu of any payments under the agreement or the note, we will deliver shares of its common stock and the common stock of its subsidiary, NGIO;

•	All shares of our common stock delivered pursuant to the foregoing sentence will be outstanding shares held by existing shareholders;

•	8.4 million of our shares have been placed in escrow as of May 6, 2019, and delivered to the transfer agent on May 9, 2019 for transfer;

•	5.5 million of NGIO’s common stock; and

•	Limited “downside protection” to ensure the value of our common stock to be delivered.

On January 7, 2019, we acquired a majority interest in Regentys Corporation (“Regentys”) for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note in the amount to $14,600,000. Installments payable under the note were tied to specific business development objectives and dates. As of July 31, 2020, the Company has made a total of $1,168,265 in principal payments. The promissory note the Company has a principal balance due as of July 31, 2020 of $12,281,735, plus interest, and the final payment of $1,150,000, plus any accrued interest is due on or about February 1, 2021. We did not make the required payments on January 31, 2019 and February 1, 2020. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease. Since the acquisition, Regentys has advanced the regulatory and clinical components to commence the pilot studies with the completion of the product development. However, delays in funding have slowed the final product development steps. The impact in delays caused by Coronavirus have not been fully determined.

On January 7, 2019, we acquired a majority interest in Olaregen for an aggregate of $12,000,000. $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note. As of July 31, 2020, an aggregate of $1,766,800 has been paid in addition to the $400,000 initial payment. The promissory note has a principal balance due, of $9,886,200 as of July 31, 2020. We have not made this payment and there is no accrued interest.

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

On February 14, 2020, the remaining stockholders of Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. After this transaction and as of July 31, 2020, Generex owns 100% of the outstanding shares of Olaregen.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™) and NGIO’s peptide immunotherapeutic vaccines.

We did not expend any material resources on our buccal insulin (Generex Oral-lyn™) or other oral delivery products in the years ended July 31, 2020 and 2019 due to lack of funds. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the years ended July 31, 2020 and 2019, NGIO expensed $272,063 and $340,000, respectively, to NSABP for clinical trials for additional research and development relating to NGIO’s peptide immune therapeutic vaccines and related technologies. One NGIO vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an NGIO vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. NGIO’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or NGIO’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies net operating losses attributed to NGDx, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

The following table summarizes our research and development projects in development and the next milestone in its development and estimated costs to achieve such milestone:

List of Projects

Company (Subsidiary)	R&D Project	Current Milestone Target	Estimated (Contractual**) Milestone Dates	Estimated Milestone Costs
NGIO	AE37 Cancer Vaccine	Phase II Clinical Trial	Jan. 2021	1,000,000
NGIO	COVID-19 Vaccine	Development of Human Trials	Jan. 2021	1,000,000
Regentys	ECM	First In-Human Clinical Trial in Australia	June 2021	2,000,000
NGDx	Express I & II	FDA 510K Approval	Feb. 2021	750,000
TOTAL				4,750,000

The following is a summary of our research and development costs for the years ending July 31, 2020 and 2019:

	Year Ending July 31,
R&D Project	2020	2019
AE37 Cancer Vaccine	$397,320	$381,000
COVID-19 Vaccine	468,174	—
ECM	852,390	769,997
Express I & II	365,521	597,855
Excellagen*	15,760	—
Excellasome®**	7,200	—
	$2,106,364	$1,748,882

*Product in active commercialization

**No longer an active research and development project

Critical Accounting Policies

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

Going Concern.  As shown in the accompanying consolidated financial statements and the audited financial statements for the fiscal years ending July 31, 2020 and 2019, we have not been profitable and have reported recurring losses from operations.  These factors raise substantial doubt about our ability to continue to operate in the normal course of business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Goodwill and Intangible Assets – The Company follows Financial Accounting Standard Board’s (FASB) Codification Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

Impairment of Long-Lived Assets. In accordance with the Financial Accounting Standards Board (“FASB”) Accounts Standard Codification (ASC) ASC 360-10, “Property, Plant and Equipment,” Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities (namely those with a price protection feature) are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our consolidated balance sheets as of July 31, 2020 and 2019, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Year ended July 31, 2020 Compared to Year ended July 31, 2019

Revenue in years ended July 31, 2020 and 2019 was $2,661,396 and $6,203,761, respectively. The decrease is due to the ceasing of NDS2 operations which generated $6,098,329 of revenue in the prior year, partially offset by increase in revenues from MediSource Pantheon and Olaregen of $2,193,006 and $450,288, respectively.

Research and development expenses increased to $2,106,364 for the year ending July 31, 2020 compared to $1,748,882 in the prior fiscal year. The difference is primarily due to the $372,647 of expenses incurred by NGIO.

The bad debt expense was $14,146 for the year ending July 31, 2020 compared to $3,252,439 in the prior fiscal year. The change was due to the impairment of accounts receivables and notes receivables derived from Veneto Holdings, LLC, which was written down in the 2019 fiscal year.

General and administrative expenses decreased to $17,898,239 for the year ending July 31, 2020 compared to $21,409,428 to the prior fiscal year. The difference is primarily due to the ceasing of NDS2 operations which generated $5,191,311 less expenses in 2020, partially offset by the increase in expenses generated from MediSource Pantheon, which was acquired during the year ended July 31, 2020.

Our operating loss for the year ended July 31, 2020 decreased by $6,408,231 to $17,937,210 compared to $24,345,441 in the prior fiscal year. The decrease in operating loss resulted from the factors described above.

Other income (expense) for the year end July 31, 2020 was a loss of approximately $16.7 million. Interest expense in the current fiscal year was $7,103,680 compared to $7,087,502 in the previous fiscal year. The expense is primarily due to interest on notes payable and amortization of debt discount.

Change in fair value of derivative liability in the current fiscal year was a loss of $5,003,433 compared to a gain of $2,125,449 in the previous fiscal year. The gain and loss are primarily due to fluctuations in the Company’s stock price that are utilized in valuation models.

Gain on write off of contingent consideration was $883,712 for the year ending July 31, 2020 compared to $0 in the prior fiscal year. The gain is due to the termination of the Travis Bird Consulting Agreement, which subsequently relieved the Company of the valuation of future earn out bonus.

Loss from the impairment of goodwill in the current fiscal year was $4,411,784 compared to $0 in the previous fiscal year. The loss was due to impairment of Veneto and MediSource Pantheon’s goodwill of $3,808,231 and $603,553, respectively. Loss from the impairment of intangibles in the current fiscal year was $937,953 compared to $287,587 in the previous fiscal year. The loss is due to impairment of MediSource Pantheon’s intangibles of $937,953 (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles).

We had net losses for the years ended July 31, 2020 and 2019 in the amount $34,232,093 and $11,006,794, respectively. The increase of $23,225,299 in net loss is a combined result of the factors described above.

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

As of November 4, 2020, the Company’s cash position is not sufficient for twelve months of operations.

While we have financed our development stage activities to date primarily through issuance of convertible notes, and raised approximately $6.6 million during the year ended July 31, 2020, our cash balances have been low throughout fiscal years 2019 and 2020.

On August 4, 2020, we entered into a securities purchase agreement with certain institutional buyers pursuant to which we sold and issued such buyers an aggregate of 5,102,040 shares of the Company’s common stock, at an aggregate price of $2,000,000.

The Company also issued the buyers (i) Series A Warrants to initially purchase 5,102,040 shares of Common Stock in the aggregate with an initial exercise price equal to $0.392 per share, (ii) Series B Warrants to initially purchase 15,306,122 shares of Common Stock in the aggregate with an initial exercise price of $0.392 per share; (iii) Series C Warrants to initially purchase 10,204,080 shares of Common Stock in the aggregate at an initial exercise price equal to $0.539 per share; and (iv) Series D Warrants to initially purchase zero shares Common at an exercise price equal to $0.001 per share, in each case, subject to adjustments and beneficial ownership limitations set forth therein.

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

Financings

The following is a summary of the financing activities that we have completed during the year ended July 31, 2020.

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

Financing – April 9, 2020

On April 9, 2019, the Company entered into a promissory note with a lender, bearing interest at 10% per annum in the principal amount of $50,000 and issued 10,000 shares of common stock in the aggregate for the commitment.

Financing – May 4, 2020

On May 4, 2020, the Company entered into a promissory note with a lender bearing interest at 10% per annum in the principal amount of $100,000 and issued 20,000 shares of common stock in the aggregate for the commitment and issued an option agreement to purchase up to 20,000 shares of the Company’s common stock at $0.34/share expiring on May 4, 2022.

Financing – June 25, 2020

On June 25, 2020, we entered into a convertible note and a securities purchase agreement with an investor in the principal amount of $150,000. The purchase price of the note was $150,000.  The note accrues interest at 12% per annum, has a maturity date of June 25, 2021 and is convertible into common voting shares at a variable rate determined in the instrument.

Financing of Subsidiary– July 14, 2020

On July 14, 2020, NGIO entered into a purchase agreement with an investor Oasis Capital, LLC (“Oasis”) pursuant to which Oasis has agreed to purchase from the Company up to $50,000,000 of common stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. NGIO also issued to Oasis 300,000 shares of its common stock under the Oasis Capital Agreement as a commitment fee in connection with a registration statement. This transfer has been accounted through common stock and additional paid in capital which has no net effect on equity.

The following is subsequent to July 31, 2020:

Financing – August 4, 2020

On August 4, 2020, we entered into a securities purchase agreement with certain institutional buyers pursuant to which we sold and issued such buyers an aggregate of 5,102,040 shares of the Company’s common stock, at an aggregate price of $2,000,000.

The Company also issued the buyers (i) Series A Warrants to initially purchase 5,102,040 shares of Common Stock in the aggregate with an initial exercise price equal to $0.392 per share, (ii) Series B Warrants to initially purchase 15,306,122 shares of Common Stock in the aggregate with an initial exercise price of $0.392 per share; (iii) Series C Warrants to initially purchase 7,421,150 shares of Common Stock in the aggregate at an initial exercise price equal to $0.539 per share; and (iv) Series D Warrants to initially purchase zero shares Common at an exercise price equal to $0.001 per share, in each case, subject to adjustments and beneficial ownership limitations set forth therein.

Between September 22, 2020 and October 2, 2020, pursuant to Securities Purchase Agreement, the Buyers exercised warrants to purchase 9,142,973 shares of common stock at an exercise price of $0.001 per share.

Between September 24, 2020 and October 19, 2020, the Company exercised put options pursuant to an Equity Purchase Agreement with an investor for an aggregate of 2,100,000 shares of Generex common stock for $356,710 of net proceeds.

Cash Flows for the Year ended July 31, 2020

For the year ended July 31, 2020, we used $6.1 million in cash to fund our operating activities. The use for operating activities included a net loss of $34.2 million. Changes to working capital included an increase of $9.5 million related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $1 million related to depreciation and amortization, $2.1 million related to stock compensation, $4.4 million of amortization of debt discount and a $5.1 million change in fair value of downside protection, $5.3 million of impairment of goodwill and intagibles , partially offset by $0.9 million from gain on write off of contingent consideration.

In the year ended July 31, 2020, we had net cash provided by investing activities of $0.05 million primarily relating to cash received in the acquisition of MediSource Pantheon.

We had cash provided by financing activities in the year ended July 31, 2020 of $5.8 million, most of which was from proceeds from investors of $6.6 million partially offset by payments on notes payable of $0.9 million.

Our net working capital deficiency on July 31, 2020 increased to $40.1 million from $28 million at July 31, 2019, which was attributed primarily to an increase in accounts payable and accrued expenses.

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

On March 28, 2019, we entered into an amendment Restructuring Agreement with Veneto with respect to the payment terms of the January 15, 2019 promissory note. The parties agreed to restructure the terms as follows:

•	In lieu of any payments under the agreement or the note, we will deliver shares of its common stock and the common stock of its subsidiary, NGIO;

•	All shares of our common stock delivered pursuant to the foregoing sentence will be outstanding shares held by existing shareholders;

•	8.4 million shares were transferred on May 9, 2019;

•	5.5 million of NGIO’s common stock as the original agreement was pre dividend and the restructuring was ex-dividend, and the company honored the intent of the prior agreements; and

•	Limited “downside protection” to ensure the value of our common stock to be delivered.

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.
•	$800,000 on or before January 31, 2019. The Company has paid this installment.
•	$3,000,000 on or before February 28, 2019. As of September 14, 2020, the Company has paid $166,800 of this installment and the full balance of $3,000,000 is payable on or before January 31, 2020 per extension in amended agreement. We have not made this payment
•	$1,000,000 on or before May 31, 2019. As of September 14, 2020, the Company has not paid this installment and the full balance of $1,000,000 was payable on or before January 31, 2020 per extension in amended agreement. We have not made this payment.
•	$6,000,000 on or before January 31, 2020. We have not made this payment.

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

Based on the Note, in the event any incremental payment is not paid when due, Olaregen has the option to increase the per share purchase price for all remaining purchased shares to $4.00 per share. Based on $1,400,000 of remitted payments and a Promissory Note balance of $10,400,000 prior to the first extension agreement on March 14, 2019, Olaregen elected the option to proportionally increase the per share purchase price to $4.00 for the remaining 2,899,658 of the total 3,282,632 shares to be acquired. This resulted in an additional $998,633 which has been accrued for the Company to remit to Olaregen pursuant to the acquisition. On February 14, 2020, the Company acquired the remaining outstanding shares of Olaregen in exchange for 4,250,000 shares of GNBT Stock and 1,065,000 shares of NGIO Stock and the penalty and outstanding interest of approximately $1,900,000 was waived.

As of the time of this filing, Generex owns 100% of Olaregen.

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. As of September 4, 2020, the Company has paid $1,168,265 and the remaining balance is payable on or before December 30, 2019.
•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of June 22, 2020, the Company has not yet paid this installment and the full balance of $2,000,000 is payable on or before December 30, 2019 per extension in amended agreement.
•	$3,000,000 to initiate a first-in-human pilot study on or before December 30, 2019.
•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.
•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

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

In addition to our future funding requirements, commitments, and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expenses incurred to complete our clinical trials;
•	the costs and timing of the regulatory process as we seek approval of our products in development;
•	the advancement of our products in development;
•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;
•	the timing, receipt, and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;
•	the cost of manufacturing (paid to third parties) of our licensed products and the cost of marketing and sales activities of those products;
•	the costs of prosecuting, maintaining, and enforcing patent claims if any claims are made;
•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development;
•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and the receptivity of the financial market to biopharmaceutical companies.
•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and
•	the receptivity of the financial market to biopharmaceutical companies.

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

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company has adopted the standard effective August 1, 2019. This adoption had no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has adopted the standard effective August 1, 2020. The Company does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has adopted the standard effective February 1, 2020. This adoption had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which was issued to address the income tax accounting treatment of the stranded tax effects within other comprehensive income due to the prohibition of backward tracing due to an income tax rate change that was initially recorded in other comprehensive income. This issue came about from the enactment of the TCJA on December 22, 2017 that changed the Company’s federal income tax rate from 35% to 21% effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company remeasured its deferred tax assets and liabilities as of July 31, 2018, applying the reduced corporate income tax rate and recorded a provisional decrease to the deferred tax assets of $31,876,520, with a corresponding adjustment to the valuation allowance. In the fourth quarter of fiscal year ended July 31, 2020, we completed our analysis to determine the effect of the Tax Act and there were no material adjustments as of July 31, 2020.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s consolidated financial statements and financial statement disclosures.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Generex Biotechnology Corporation and Subsidiaries.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation and subsidiaries (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended July 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of July 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. The Company also had an accumulated deficit of $452,062,905 at July 31, 2020 and a working capital deficiency of $40,116,607. The Company is dependent on obtaining necessary funding from outside sources, including obtaining additional funding from the sale of securities in order to continue their operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fort Washington, PA

November 13, 2020

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2020	July 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$15,452	$298,485
Accounts receivable, net	164,871	36,311
Inventory, net	742,256	363,008
Other current assets	332,268	275,731
Total current assets	1,254,847	973,535

Property and equipment	213,668	499,993
Goodwill	34,489,342	38,297,573
Intangible assets	9,365,526	9,834,269
Operating lease right-of-use assets - net	38,140	—
Other assets, net	21,421	30,621
TOTAL ASSETS	$45,382,944	$49,635,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$23,907,718	$14,684,060
Notes payable – current, net of discount	10,666,703	8,368,379
Payable to foundation for services	1,315,817	1,315,817
Interest payable to foundation	3,911,141	3,055,945
Loans from related parties	29,700	19,700
Operating lease liabilities - current	38,253	—
Deferred tax liability	1,502,122	1,502,122
Total current liabilities	41,371,454	28,946,023

Notes payable – noncurrent, net of discount	499,656	—
Derivative liability	1,316,757	7,820,283
Common stock payable	10,079,449	1,123,188
Total liabilities	53,267,316	37,889,494

Redeemable non-controlling interest (Note 7)	4,073,898	4,073,898
Commitments and contingencies (Note 3)

Stockholders’ equity (deficiency)
Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share; 1,000,000 authorized and 0 issued and outstanding as of July 31, 2020 and July 31, 2019	—	—
Common stock, $0.001 par value; authorized 750,000,000 shares; 82,251,801 and 78,608,419 issued and outstanding at July 31, 2020 and July 31, 2019, respectively	82,251	78,608
Additional paid-in capital	429,744,379	408,550,211
Accumulated deficit	(452,062,905)	(418,727,875)
Accumulated other comprehensive income	780,296	797,216
Non-controlling interest	9,497,709	16,974,439
Total stockholders’ equity (deficiency)	(11,958,270)	7,672,599
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$45,382,944	$49,635,991

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended July 31,
	2020	2019
Revenue, net	$2,661,396	$6,203,761
Cost of goods sold	579,857	4,138,453
Gross profit	2,081,539	2,065,308

Operating expenses
Research and development	2,106,364	1,748,882
Bad debt expense	14,146	3,252,439
General and administrative	17,898,239	21,409,428
Total operating expenses	20,018,749	26,410,749

Operating loss	(17,937,210)	(24,345,441)

Other income (expense):
Interest expense	(7,103,680)	(7,087,502)
Interest income	—	47,961
Changes in fair value of contingent purchase consideration	(119,630)	18,587,782
Change in fair value of derivative liability	(4,600,218)	2,125,449
Change in fair value of common stock payable	(5,330)	—
Loss on impairment of intangibles	(937,953)	(287,587)
Loss on impairment of goodwill	(4,411,784)	—
Loss on settlement of debt	—	(16,000)
Gain on write off of contingent consideration	883,712	—
Other income, net	—	(31,456)
Net loss	(34,232,093)	(11,006,794)

Net loss attributable to noncontrolling interests	(897,063)	(1,665,387)
Net loss available to common stockholders	$(33,335,030)	$(9,341,407)

Net loss per common share
Basic	$(0.46)	$(0.14)
Diluted	$(0.46)	$(0.14)

Shares used to compute loss per share
Basic	73,113,246	67,704,178
Diluted	73,113,246	67,704,178

Comprehensive loss
Net loss	$(33,335,030)	$(9,341,407)
Change in foreign currency translation adjustments	(16,920)	(1,206)
Comprehensive loss available to common stockholders	$(33,351,950)	$(9,342,613)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Non-controlling Interest	Total Stockholders’ Equity
Balance at July 31, 2018	79,590	$4	31,402,169	$31,402	$2,168,951	$368,379,293	$(409,386,468)	$798,422	$(38,008,396)	$(5,576,272)	$(43,584,668)
Investment in subsidiary by noncontrolling interest	—	—	—	—	—	—	—	—	—	227,245	227,245
Conversion of preferred series H	(63,000)	(3)	28,828,953	28,829	—	(28,826)	—	—	—	—	—
Conversion of preferred series I	(16,590)	(1)	7,583,560	7,584	—	(7,583)	—	—	—	—	—
Exercise of call option to acquire noncontrolling interest	—	—	—	—	—	(6,951,015)	—	—	(6,951,015)	5,565,285	(1,385,730)
Issuance of common stock payable	—	—	8,495,924	8,495	(1,967,657)	1,959,162	—	—	1,967,657	—	1,967,657
Issuance of stock options	—	—	—	—	—	3,006,203	—	—	3,006,203	—	3,006,203
Issuance of common stock for conversion of debt	—	—	2,297,812	2,298	—	18,404,386	—	—	18,406,684	—	18,406,684
Conversion of debt to equity	—	—	—	—	—	15,176,629	—	—	15,176,629	—	15,176,629
Antigen dividend	—	—	—	—	—	(1,070,456)	—	—	(1,070,456)	1,070,456	—
Issuance of warrants	—	—	—	—	—	5,592,244	—	—	5,592,244	—	5,592,244
Acquisition of NCI of Regentys	—	—	—	—	—	—	—	—	—	9,873,553	9,873,553
Acquisition of NCI of Olaregen	—	—	—	—	—	—	—	—	—	11,999,559	11,999,559
Acquisition of Olaregen Series A Preferred Stock	—	—	—	—	—	2,520,000	—	—	2,520,000	(4,520,000)	(2,000,000)
Reclassification of equity to liability	—	—	—	—	(201,294)	—	—	—	—	—	—
Extinguishment of derivative liability associated with convertible notes	—	—	—	—	—	1,570,174	—	—	1,570,174	—	1,570,174
Currency translation adjustment	—	—	—	—	—	—	—	(1,206)	(1,206)	—	(1,206)
Net Income (Loss)	—	—	—	—	—	—	(9,341,407)	—	(9,341,407)	(1,665,387)	(11,006,794)
Balance at July 31, 2019	—	$—	78,608,419	$78,608	$—	$408,550,211	$(418,727,875)	$797,216	$(9,301,840)	$16,974,439	$7,672,599
Stock compensation expense	—	—	—	—	—	2,069,343	—	—	2,069,343	—	2,069,343
Shares issued for services	—	—	789,803	790	—	333,610	—	—	334,400	—	334,400
Issuance of shares as a commitment fee in connection with registration statement	—	—	1,719,901	1,720	—	(1,720)	—		—		—
Issuance of common stock payable	—	—	436,121	436	—	935,959	—	—	936,395	—	936,395
Conversion of debt to equity	—	—	11,914,545	11,914	—	5,336,933	—	—	5,348,847	—	5,348,847
Issuance of common stock for acquisitions	—	—	960,000	960	—	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	—	4,593,765	—	—	4,593,765	—	4,593,765
Cancellation of shares	—	—	(20,375,900)	(20,376)	—	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	7,855,912	7,856	—	6,571,811	—	—	6,579,667	(6,579,667)	—
Shares issued as debt issuance cost	—	—	343,000	343	—	150,887	—	—	151,230		151,230
Settlement of subsidiary's liability with stock	—	—	—	—	—	32,212	—	—	32,212		32,212
Currency translation adjustment	—	—	—	—	—	—	—	(16,920)	(16,920)	—	(16,920)
Net Income (Loss)	—	—	—	—	—	—	(33,335,030)	—	(33,335,030)	(897,063)	(34,232,093)
Balance at July 31, 2020	—	$—	82,251,801	$82,251	$—	$429,744,379	$(452,062,905)	$780,296	$(21,455,979)	$9,497,709	(11,958,270)

The accompanying notes are an integral part of these consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended July 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,232,093)	$(11,006,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831,258	426,440
Amortization of operating lease right-of-use assets	172,558	—
Stock compensation expense	2,069,343	3,006,203
Shares issued for services	334,400	—
Changes in fair value of contingent purchase consideration	—	(18,587,782)
Gain on write off of contingent consideration	(883,712)
Impairment of intangibles	937,953	99,519
Impairment of goodwill	4,411,784	188,069
Loss on settlement of debt	—	16,000
Amortization of debt discount	4,415,377	3,121,569
Non-cash interest expense from issuance on debt (derivative)	—	959,976
Change in fair value of derivative liabilities - convertible notes	(312,930)	988,267
Change in fair value of derivative liabilities - convertible warrants	255,197	(28,215)
Change in fair value of derivative liabilities - downside protection	5,061,164	(3,085,502)
Bad debt expense	10,981	3,252,439
Loss on disposal of fixed assets	189,364	—
Increase in notes payable due to default	527,929	—
Change in fair value of common stock payable	5,330	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,272)	(750,241)
Inventory	(113,177)	1,126,424
Accounts payable and accrued expenses	9,503,673	8,569,946
Interest payable to foundation	855,196	715,275
Accrued interest on notes receivable	—	1,387,763
Operating lease liabilities	(172,445)	—
Other current assets	5,480	49,248
Other assets	12,383	(22,797)
Net cash used in operating activities	(6,121,259)	(9,574,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,616)	(289,917)
Purchase of intangible assets	—	(26,487)
Disposal of property and equipment	—	292,681
Disposal of intangible assets	—	62,091
Cash received in acquisition of a business, net of cash paid	49,305	2,280,425
Net cash provided by investing activities	44,689	2,318,793

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	10,000	230,441
Payment of notes payable	(935,731)	(51,625)
Proceeds from note payable	6,626,418	6,329,910
Proceeds from issuance of common stock	109,770	—
Net cash provided by financing activities	5,810,457	6,508,726

Effects of currency translation on cash and cash equivalents	(16,920)	(1,206)

Net increase in cash and cash equivalents	(283,033)	(747,880)

Cash and cash equivalents, beginning of period	298,485	1,046,365
Cash and cash equivalents, end of period	$15,452	$298,485

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$25,000	$—
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of derivative liabilities	$4,593,765	$—
Discount on Derivative liability upon issuance of debt	$1,894,592	$—
Set up of right of use asset	$210,698	$—
Issuance of shares--common stock payable	$936,395	$—
Shares issued as debt issuance cost	$151,230	$—
Cancellation of shares	$20,376	$—
Issuance of debt for payment of prepaid expense	$50,000	$—
Settlement of subsidiary's debt with issuance of stock	$32,212	$—
Purchase of shares in subsidiary	$6,571,811	$—
Issuance of common stock for conversion of debt	$5,348,847	$8,257,918
Conversion of NuGenerex Diagnostics debt and issuance of call option	$—	$14,056,113
Exercise of call option	$—	$1,385,730
Issuance of warrants	$—	$5,592,244
Acquisition of Olaregen stock through issuance of notes payable	$—	$2,000,000

The accompanying notes are an integral part of these consolidated financial statements

Generex Biotechnology Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 – Organization of Business and Going Concern:

Generex Biotechnology Corporation (“Generex”, “Company”, “GNBT”, "we", "us" or "our"), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. As of July 31, 2020, the active subsidiaries of the Company are Generex Pharmaceuticals, Inc.; 1097346 Ontario, Inc.; NuGenerex Immuno-Oncology, Inc.; Nugenerex Diagnostics, Inc.; Rapid Medical Diagnostics Corporation; GNBTELC, LLC; Olaregen Therapeutix, Inc.; Regentys Corporation; Nugenerex Management Services, Inc.; Nugenerex Distribution Solutions 2, LLC; DMEiq, LLC (d/b/a DME-IQ); Rapport Services, LLC; NMSIELC, LLC; High Desert Diagnostic Laboratory, Inc.; NuGenerex Distribution Solutions, LLC; Pantheon F & A, LLC; Nugenerex Surgical Holdings, LLC; NuGenerex Health, LLC; NuGenerex HMO, LLC; and NuGenerex MSO,LLC.

It is engaged primarily in the research and development of drug delivery systems and the use of the Company’s proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator; and through the Company’s subsidiary, NuGenerex Immuno-Oncology (“NGIO”), formerly Antigen Express, Inc., or “Antigen”), has undertaken work on immunomedicines incorporating proprietary vaccine formulations. GNBT distributed a total of approximately 34 million shares of NGIO in two dividends to GNBT shareholders on February 19, 2019 and February 24, 2020.  Additional NGIO shares were used as consideration in various acquisitions by GNBT. After all of these transactions GNBT still owns over 90% of the outstanding shares of NGIO requiring GNBT to continue to consolidate NGIO.  On March 12, 2020, NGIO filed a Form 10 registration statement.  This Form 10 became effective on May 11, 2020 at which time NGIO became a separate entity controlled by GNBT.  As a result of these transactions, GNBT shall recognize the non-controlling interest in NGIO in its consolidated financial statements.

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

On October 3, 2018, the Company entered into an Asset Purchase Agreement with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries. The Agreement bifurcated the closing. On October 3, 2018 (the “First Closing”), the Company purchased substantially all the operating assets of Veneto including (a) system of dispensing pharmacies, (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory. On November 1, 2018, the Company consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services.

In March 2019, the Company changed its business model to no longer utilize the existing pharmacies. Going forward Veneto will conduct business exclusively through its management services organization (“MSO”) and by entering into more ancillary provider service agreements with third party pharmacies as an effort to reduce fixed costs and salaries. This was made practicable due to the decrease in overall script volume coupled with delays in the Company being able to receive operating licenses from various government agencies.

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

As of July 20, 2020, the operations of MediSource and Pantheon have been curtailed (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles).

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of approximately $452 million and a working capital deficiency of approximately $40.1 million at July 31, 2020. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Note 2 – Summary of Significant Accounting Policies:

Basis of Presentation

These consolidated financial statements include all of the Company’s subsidiaries, including those operating outside the United States and are prepared in accordance with US GAAP. The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All intercompany transactions and balances have been eliminated. The subsidiaries included in the Company’s consolidated financial statements are: Generex Pharmaceuticals, Inc.; Generex (Bermuda), Inc. (dormant); NGIO; 1097346 Ontario, Inc. (inactive); NuGenerex Diagnostics LLC “NGDx,” formerly known as Hema Diagnostic Systems, LLC; Hema Diagnostics Systems Panama S.A. (dissolved); Rapid Medical Diagnostics Corporation; NuGenerex Distribution Solutions, LLC; Grainland Pharmacy Inc. (inactive); Empire State Pharmacy Inc (inactive); NuGenerex Medical Marketing (inactive); Regentys Corporation (51%); and Olaregen Therapeutix Inc.

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

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of NGIO in August 2003 and the acquisition of NGDx in January 2017.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight-line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off.

Revenue Recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s consolidated financial statements.

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

	Year Ended July 31,
Revenue Source	2020	2019
Product sales	$2,643,228	$105,432
Management services	18,168	370,118
Pharmacy sales	—	5,409,644
Laboratory sales	—	318,567
Total Revenue	$2,661,396	$6,203,761

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

In-Process Research and Development

The costs of in-process research and development (“IPR&D”), related to the Company’s business combination with NGDx, were recorded at fair value on the acquisition date. IPR&D intangible assets are considered indefinite-lived intangible assets until completion or abandonment of the associated research and development efforts. IPR&D is not amortized, but is reviewed for impairment at least annually, or when events or changes in the business environment indicate the carrying value may be impaired. The Company also acquired licenses to operate pharmacies which were recorded at cost. They are evaluated annually for possible impairment. Management determined that as of July 31, 2020, the IPR&D and licenses are not impaired.

Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles

The Company accounts for follows Financial Accounting Standard Board’s (FASB) Topic 350-10 (“ASC 350-10”), “Intangibles – Goodwill and Other.” According to this statement, goodwill and intangible assets with indefinite lives are no longer subject to amortization, but rather an annual assessment of impairment by applying a fair-value based test. Fair value for goodwill is based on discounted cash flows, market multiples and/or appraised values as appropriate. Under ASC 350-10, the carrying value of assets are calculated at the lowest level for which there are identifiable cash flows.

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

The goodwill impairment test consists of a two-step process as follows:

Step 1. The Company compares the fair value of each reporting unit to its carrying amount, including the existing goodwill. The fair value of each reporting unit is determined using a discounted cash flow valuation analysis. The carrying amount of each reporting unit is determined by specifically identifying and allocating the assets and liabilities to each reporting unit based on headcount, relative revenues or other methods as deemed appropriate by management. If the carrying amount of a reporting unit exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, and the Company then performs the second step of the impairment test. If the fair value of a reporting unit exceeds its carrying amount, no further analysis is required.

Step 2. If further analysis is required, the Company compares the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and its liabilities in a manner similar to a purchase price allocation, to its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds its fair value, an impairment loss will be recognized in an amount equal to the excess.

Empire State Pharmacy and Grainland Pharmacy Acquisitions

During fiscal year ending July 31, 2019, we identified indicators of impairment related to the acquisitions of Empire State Pharmacy and Grainland Pharmacy when they ceased operations. As of July 31, 2019, we recorded an asset impairment charge of $287,587 for intangible assets acquired in the fiscal year ended July 31, 2018, comprised of $188,068 and $99,519 for the Empire State Pharmacy and Grainland Pharmacy assets, respectively.

Veneto Acquisition

During fiscal year ending July 31, 2020, we identified indicators of impairment related to the Veneto acquisition.  We analyzed intangible assets obtained and the current goodwill related to the Veneto acquisition. Due to the prolonged impact of COVID-19 and other recent changes affecting the Veneto business unit, management conducted a reassessment during the 4th quarter that led to further analysis the Veneto business unit operations and revision of its forecast models.   Upon completion, we compared the carrying values to the non-discounted pre-tax cash flow value of Veneto business unit and it was determined that the intangibles were not impaired, but upon review of discounted cash flow value of the Veneto business unit, the fair value did not exceed the carrying value indicating an impairment of goodwill.  As of July 31, 2020, we recorded an impairment charge of $3,808,231 for goodwill.

Medisource and Pantheon Acquisitions

During fiscal year ending July 31, 2020, we identified indicators of impairment related to the Company’s acquisition of MediSource and Pantheon on August 1, 2019. The Travis Bird Consulting Agreement was terminated on July 20, 2020. As a result of the loss of Travis Bird and his relationships with customers, the forecasted sales and cash flows from MediSource and Pantheon was significantly curtailed resulting in a carrying value in excess of the fair value. As a result of these indicators of impairment, we recorded a total loss on the impairment of intangible assets of $451,173  and $486,780 for the MediSource and Pantheon assets as of July 31, 2020, respectively;  and recorded a total loss on the impairment of goodwill of $471,626  and $131,927 for the MediSource and Pantheon assets as of July 31, 2020, respectively.

Combined, we recorded total loss on impairment of intangible assets of $937,953 and $287,587 for the fiscal years ending July 31, 2020 and July 31, 2019, respectfully; and total loss on impairment of goodwill of $4,411,784 and $0 for the fiscal years ending July 31, 2020 and July 31, 2019, respectfully.

Impairment of Long-lived assets for the year ending July 31, 2019

	Grainland Pharmacy	Empire State Pharmacy	Total
Intangible assets	$99,519	$188,068	$287,587
Goodwill	—	—	—
Total impairment of intangible assets	$99,519	$188,068	$287,587

Impairment of Long-lived Assets for the year ending July 31, 2020

	Veneto	MediSource	Pantheon	Total
Tradenames	$—	$47,600	$55,400	$103,000
Intellectual Property	—	—	41,500	41,500
Customer Base	—	346,800	274,600	621,400
Non-Compete Agreements	—	124,600	232,100	356,700
Less: Amortization	—	(67,827)	(116,820)	(184,647)
Total impairment of intangible assets	—	451,173	486,780	937,953
Impairment of goodwill	3,808,231	471,626	131,927	4,411,784
Total impairment of intangible assets and goodwill	$3,808,231	$922,799	$618,707	$5,349,737

Debt Discount

The Company issued certain convertible notes that have certain embedded derivatives and/or required bifurcation. In connection with these features, the Company has recorded a discount to the debt that will be accreted to the face value of the note under the effective interest method over the term of the note. The amount of debt discount incurred during the years ended July 31, 2020 and 2019, was $2,749,107 and $5,100,421, respectively. The Company recognized approximately $4,415,377 and $3,121,569, of related interest expense for the years ended July 31, 2020 and 2019, respectively.

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

Net Loss per Common Share

Net earnings per share is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the year. The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Diluted earnings per share is calculated using the treasury stock method.

Comprehensive Loss

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

The following is a listing of the Company’s liabilities required to be measured at fair value on a recurring basis and where they are classified within the fair value hierarchy as of July 31, 2020 and July 31, 2019:

	July 31, 2020
	Level 1	Level 2	Level 3	Total
Derivative liability	$—	$—	$1,316,757	$1,316,757
Total	$—	$—	$1,316,757	$1,316,757

	July 31, 2019
	Level 1	Level 2	Level 3	Total
Derivative liability	$—	$—	$7,820,282	$7,820,282
Total	$—	$—	$7,820,282	$7,820,282

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

Redeemable Non-Controlling Interest

As a result of the acquisition of Regentys, which had redeemable convertible preferred stock on its balance sheet classified as a mezzanine instrument outside of the its equity accounts, such amounts are reclassified as redeemable non-controlling interest as the carrying value determined by the purchase price allocation at the time of the acquisition of Regentys.

Adoption of New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). In January 2018, the FASB issued ASU 2018-01, which provides additional implementation guidance on the previously issued ASU 2016-02. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. The Company has adopted the standard effective August 1, 2019. This adoption had no material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has adopted the standard effective August 1, 2020. The Company does not anticipate the adoption of this ASU to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company has adopted the standard effective February 1, 2020. This adoption had no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s consolidated financial statements and financial statement disclosures.

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements.

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000. This has been accrued in the consolidated financial statements for the year ended July 31, 2020.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition to confirm that part of the arbitrator’s award that awarded AEXG $210,000 in liquidated damages plus post award prejudgment interest. On April 24, 2020 legal fees in the amount of $93,304 plus costs of $12,393. The Court remanded part of the arbitrator’s award for a determination as to the economic value of 84,000 warrants with an exercise price of $2.50 per share. On September 18, 2020, a judgement was entered in favor of AEXG in the amount of $319,009, plus prejudgment interest in the sum of $65,762, for a total of $384,771. The Company continues to vigorously defend this matter.

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

On October 26, 2018, Generex entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which a note due on October 26, 2019 was called for repayment in the principal amount of $682,000. The purchase price of the note was $550,000. The remaining $122,000 of principal amount represents original issue discount.  On January 25, 2018, Generex received a letter from Alpha’s counsel stating that the note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the note.  The letter demanded repayment in full. On February 12, 2019, the Alpha filed a Motion for Summary Judgment in lieu of complaint in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Alpha’s motion for summary judgment was denied, and that that denial was upheld in the Appellate Division, Second Department. The Company is vigorously defending this matter and the parties are engaged in discovery.

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

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The company is awaiting service. As of July 31, 2020, the Company has accrued for the full $2,752,235 balance.

On September 9, 2019 Generex and its subsidiary NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed a litigation against Veneto, and the constituent entities, for fraud, breach of contract, and a motion for a temporary restraining order restraining the shares contemplated in the Asset Purchase Agreement (“APA”) (supra) for hiding their involvement in a massive healthcare fraud scheme, which is currently being prosecuted civilly by the federal government and filing to transfer assets specified in the APA. . Our motion for a temporary restraining order on transfer of shares we issued in connection with the acquisition of Veneto assets was denied by the Court of Chancery. Generex has continued to pursue claims against Veneto and its principals in a separate arbitration. In a related action, our transfer agent for our common stock was sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex was not named in the suit, but our transfer agent notified us of our obligation to indemnify them pursuant to our agreement with the transfer agent. The action against the transfer agent was dismissed with prejudice and on consent on November 25, 2019.

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

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020 the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover Growth Fund, LLC and issue it shares pursuant to the Purchase Agreement and Promissory Note.  Discover has since dropped the Delaware case without prejudice.

On May 6, 2020, the Company was named as a defendant in an action brought by Iliad Research and Trading LP in Salt Lake City, Utah. The plaintiff alleged that the Company breached a Securities Purchase Agreement and Convertible Promissory Note. Arbitration commenced on this matter on or about July 1, 2020 and was settled on July 31, 2020. In settlement of the matter (including any amounts outstanding under the Convertible Promissory Note), the Company agreed to issue Iliad 3,499,415 shares of the Company’s common stock which has been included as a component of stock payable in the amount of $1,459,676 as of July 31, 2020. The shares were issued on August 11, 2020 and arbitration was dismissed on August 14, 2020.

On October 2, 2020, the Company and its subsidiary, NuGenerex Distribution Solutions, LLC, was named as a defendant in an action brought by AVEM Medical, LLC, formerly known as Medisource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement. The Company intends to defend the case vigorously (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles.

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

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of July 31, 2020, Generex has advanced $212,000 to ALTuCELL, recorded as a component of other current assets. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

Olaregen

On November 24, 2019, the Company amended the Stock Purchase Agreement with Olaregen. The Company was obligated to pay in full $11,600,000 to Olaregen by November 30, 2019, in connection with the purchase of Olaregen capital stock (the “Olaregen Note”). Effective November 24, 2019, the deadline was extended to January 31, 2020. On February 14, the Company agreed to exchange 4,250,000 shares of Generex Common Stock and 1,065,000 shares of NGIO for the remaining outstanding shares of Olaregen with a waiver of any penalties and accrued interest on the outstanding Olaregen Note. As a result, Olaregen become wholly owned by the Company.

Regentys

On November 25, 2019, the Company amended the Stock Purchase Agreement with Regentys originally on January 7, 2019. Effective November 25, 2019, the remaining three payments of $2,039,001, $2,000,000, and $3,000,000 are all payable on or before December 30, 2019. The Company is negotiating the terms of a new extension and there has been no demand for payment at this time.

MediSource – Pantheon

On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource and Pantheon which provided the Pantheon Earn-out and MediSource Earn-out based about the EDITDA achieved by Patheon and MediSource (See Note 15). Neither earn-out was achieved nor anticipated for the remainder of the earn-out period and therefore the liability for contingent consideration was relieved.

Agreements

Travis Bird Consulting Agreement

Travis Bird was entitled to receive sales commissions equal to 15% of net sales during the first year following closing, and 10% of net sales during the second year pursuant to the “Travis Bird Consulting Agreement” described below. For the year ended July 31, 2020, Travis earned $1,404,915 under this agreement and has been paid $773,366, leaving a balance of $631,549. As of July 31, 2020, no earn-out was achieved by Travis Bird and the Travis Bird Consulting Agreement was terminated effective July 20, 2020. Travis Bird is no longer entitled to further commissions from future net sales (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles).

Research and Development Agreements

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Ketruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones.

The Company recognized $272,063 as research and development related to the clinical trial agreement with NSABP for the year ending July 31, 2020.

On March 3, 2020, the Company entered into a Master Services Agreement and Statement of Work Agreement with EpiVax, Inc. (“EpiVax”). The Agreement provides for EpiVax to use its proprietary epitope prediction software in the identification, development, and transfer of a potential vaccine for COVID-19 based upon Nugenerex Immuno-Oncology’s (“NGIO”) Ii-Key vaccine technology. NGIO is a majority owned subsidiary of Generex. Generex and NGIO will own the intellectual property generated by EpiVax’s work. During the fiscal year ended July 31, 2020, the Company incurred $300,000 under this agreement and paid $150,000, leaving a balance of $150,000.

On June 2, 2020, the Company entered into a Laboratory Services Agreement and Statement of Work Agreement with Cellular Technology Limited (“CTL”). The Agreement calls for CTL to provide certain laboratory testing and analysis. These services provided by CTL to Generex are part of the development of a potential vaccine for COVID-19 based upon NGIO Ii-Key vaccine technology. NGIO is a majority owned subsidiary of Generex. Generex/NGIO will own the intellectual property generated by CTL’s work.

Pursuant to this agreement, Generex will pay to CTL a fee for work plan completion an amount not to exceed $939,478. During the fiscal year ended July 31, 2020, $4,697 has been incurred under this agreement.

COVID-19 Collaboration Agreement

On February 28, 2020, we entered into a Collaboration Agreement (the “COVID-19 Collaboration Agreement”) with Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (an affiliate of China Technology Exchange) (the “CTE Parties”), to develop a COVID-19 vaccine using the Ii-Key Peptide vaccine technology of Generex’s majority owned subsidiary, NuGenerex Immuno-Oncology, Inc. (“NGIO”). Under the COVID-19 Collaboration Agreement, we will make the Ii-Key Peptide vaccine technology available to the CTE Parties. The CTE Parties will provide facilities and personnel for the development of the COVID-19 vaccine under Generex/NGIO technical guidance. The development will include synthesis, analysis and human trials through Phase III, if warranted, in China. The CTE Parties will have exclusive rights to use and commercialize the COVID-19 technology and products in China.

The CTE Parties have agreed to set-aside $1,000,000 for Generex/NGIO expenses during development and human clinical trials. If development and testing are successful, the parties will enter into further collaboration and technology transfer agreements.

The CTE Parties have not consummated the agreement by failing to provide the $1,000,000 payment.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement with the Henry J. Jackson Foundation (the “Foundation” for the clinical research and development of AE37 for the treatment of breast cancer). The Company agreed to pay the foundation total compensation of $2,700,000 payable at various intervals over the term of the agreement.

On September 9, 2013, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Foundation and under which the Company acknowledged that they were in arrears on its payment and interest obligations to the Foundation in the amount of $1,315,817. Pursuant to the Forbearance Agreement, the Company and the Foundation agreed that in exchange for deferring the overdue payments the Company would among other matters, pay the foundation (i) the final $200,000 upon completion of the study and acceptance of all study documents, (ii) a royalty of 5% of net third party sales and (iii) the original forbearance amount will continue to bear interest at 1.5% per month, compounded. The Foundation may terminate the Forbearance Agreement by providing the Company written notice should the Company, among other matters, fail to make payments due under the Forbearance Agreement. The Foundation has not provided the study documents to the Company.

The Foundation has not notified the Company that it is in default of any of its obligations under the Forbearance agreement.

Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. The. For the years ended July 31, 2020 and 2019, the Company recorded interest expense in the amount of $855,196 and $715,275, respectively, in the statements of operations. As of July 31, 2020, and 2019 the Company has recorded accrued interest of $3,911,141 and $3,055,945, respectively.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 0.39 years, with a weighted-average discount rate of 9.5%.

The Company incurred lease expense for its operating leases of $113,319 for the year ended July 31, 2020.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of July 31, 2020:

Maturity of operating lease liabilities for the following fiscal years:
2021	$39,879
2022	—
2023	—
2024	—
2025	—
Thereafter	—
Total undiscounted operating lease payments	$39,879
Less: Imputed interest	1,626
Present value of operating lease liabilities	$38,253

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	July 31,	July 31,
	2020	2019
Computers and technological assets	$53,314	$163,168
Machinery and equipment	329,977	386,929
Furniture and fixtures	18,725	73,227
Leasehold Improvements	16,596	16,596
	418,612	639,920
Less accumulated depreciation	(204,944)	(139,927)
	$213,668	$499,993

Depreciation expense related to property and equipment amounted to $177,868 and $170,605 for the years ended July 31, 2020 and 2019, respectively.

With respect to a change in the operations of the Veneto business unit, the Company closed its offices and reduced the number of active computer servers and disposed of excess related equipment, furniture and fixtures. For the year ended July 31, 2020, the Company disposed of $302,217 of gross assets and recorded the net book value as a $189,364 loss on the disposal of assets contained in of General and Administration during the year ending July 31, 2020.

Note 6 - Stockholders’ Equity:

Stock Split and Dividend

On November 13, 2018, the Company declared a stock dividend on its outstanding Common Stock for stockholders of record date to be determined (the “Record Date”). As a result, all stockholders on the Record Date received 20 new shares of Common Stock for each share of Common Stock owned by them as of that date.

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

Common Stock

Shares issued for services

In January and February of 2020, the Company issued 789,803 shares of common stock to vendors for services valued between $0.34 and $0.46 per share, or $334,400.

Issuance of shares as a commitment fee in connection with registration statement

On November 25, 2019, the Company entered into a purchase agreement with an investor Oasis Capital, LLC (“Oasis”) pursuant to which Oasis has agreed to purchase from the Company up to $40,000,000 of common stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. We also issued to Oasis 1,719,901 shares under the Oasis Capital Agreement as a commitment fee in connection with a registration statement. This transfer has been accounted through common stock and additional paid in capital which has no net effect on equity.

Issuance of common stock payable

As of July 31, 2020, there are shares obligated to be issued for the settlement with a creditor for 3,499,415 shares with a value of $1,472,826, 16,470,588 shares to be issued related to the Veneto downside protection valued at $8,400,000 and 30,000 shares valued at $14,500 obligated to be issued to a creditor. During the year ended July 31, 2020, the Company issued 373,510 shares, valued at $852,895, to a creditor for the conversion of note payable, 30,000 shares, valued at $69,000, to a vendor for services and 32,610 shares, valued at $14,500 to settle a debt.

As of July 31, 2019, there are shares obligated to be issued for the conversion of notes payable for 341,790 shares with a value of $852,891 and 30,000 shares to be issued for services rendered with a value of $69,000. During the year ended July 31, 2019, the Company issued 1,733,924 shares, valued at $870,554, to a creditor for the conversion of note payable, and 6,762,000 shares, valued at $1,097,100, to settle a debt.

As of July 31, 2020 and 2019, the value of shares to be issued was $10,079,449 and $1,123,188, respectively.

Common Stock Payable
Balance as of July 31, 2018	$2,168,951
Increase in common stock payable	921,891
Issuance of common stock payable	(1,967,654)
Balance as of July 31, 2019	$1,123,188
Increase in common stock payable	9,887,326
Issuance of common stock payable	(936,395)
Change in fair value of common stock payable	5,330
Balance as of July 31, 2020	$10,079,449

Conversion of debt to equity

During the year ended July 31, 2019, the Company issued 2,297,812 shares of common stock for the conversion of $18,406,684 of debt and accrued interest. During the year ended July 31, 2020, the Company issued 11,914,545 shares of common stock for the conversion of $5,348,847 of debt and accrued interest.

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

Shares issued as debt issuance cost

During the year ended July 31, 2020, the Company issued 343,000 shares of common stock to investors as debt issuance cost in conjunction with the issuance of notes payable which were valued at priced per share between $0.26 and $0.51, or a total of $151,230.

Settlement of subsidiary's liability with stock

On February 14, 2020, the former stockholders of Olaregen settled a $32,212 payroll related liability using previously issued Generex common stock it had received from its share exchange.

NGIO Dividend

On January 30, 2019, the Company declared a dividend to holders of Generex common shares of its subsidiary NGIO. On February 25, 2019, Generex shareholders received a dividend of one share of NGIO for every four shares of Generex common stock which amounted to an issuance of 15,076,849 shares, representing approximately 3.77% ownership of NGIO. The fair value of the shares issued amounted to $1,070,456 and was recorded as a dividend with a corresponding increase to noncontrolling interest.

Acquisition of Olaregen Series A Preferred Stock

On May 10, 2019, 4,000,000 shares of Generex common stock was transferred out of the Friends of Generex Biotechnology Investment Trust (the “Trust”) in consideration of 592,683 Series A voting preferred shares of Olaregen held by an existing shareholder in Olaregen. A $2,000,000 promissory note from Generex to the existing shareholder in Olaregen remains outstanding. The 592,683 shares represent approximately 10% voting control of Olaregen. The $2,000,000 note was extended to have a maturity date of August 1, 2019.

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

Non-controlling Interest

Regentys

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of July 31, 2020, Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

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

On February 14, 2020, the remaining stockholders of Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. After this transaction and as of July 31, 2020, Generex owns 100% of the outstanding shares of Olaregen.

Veneto

On November 1, 2018, the Company completed its second closing of Veneto Holdings, L.L.C. (“Veneto”) which granted the Company Rapport Services, LLC (“Rapport”) through the ownership of the units of Class B membership interests providing control of Rapport as only the Class B Member is entitled to elect the nominees to the Board of Managers, which constitute a one percent (1%) ownership in Rapport. Although Generex is the Managing Member and established control of the entity, the remaining interests represent a 99% non-controlling interest.

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

On July 14, 2020, NGIO entered into a purchase agreement with an investor Oasis Capital, LLC (“Oasis”) pursuant to which Oasis has agreed to purchase from the Company up to $50,000,000 of common stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the purchase price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. NGIO also issued to Oasis 300,000 shares of its common stock under the Oasis Capital Agreement as a commitment fee in connection with a registration statement. This transfer has been accounted through common stock and additional paid in capital which has no net effect on equity.

As of July 31, 2020, 400,300,000 shares of NGIO are issued and outstanding of which 36,296,849 shares belong to non-controlling interest shareholders which represents a 9.07% non-controlling interest.

Note 7 – Redeemable Non-Controlling Interest:

Pursuant to the Company’s acquisition of 51% of the outstanding capital stock of Regentys, Regentys had authorized 7,500,000 shares of redeemable Series A Convertible Preferred Stock (“Preferred Stock A”), with a par value of $0.0001 and redemption value of $1.46 per share of which 2,793,192 Preferred Stock A was outstanding as of the date of acquisition and as of July 31, 2020. Preferred Stock may be converted into common stock at the initial conversion ratio of 1:1 which ratio shall be adjusted in accordance with stock dividends, splits, combinations and other similar events, including the sale of additional shares of common or preferred stock and the holders of Preferred Stock A are entitled to vote, together with the holders of Regentys common stock, on all matters submitted to stockholders of Regentys for a vote. At any time after November 1, 2026, the holders of the Company’s Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their shares for cash at a redemption price equal to its liquidation value. Accordingly, this Preferred Stock A was valued to be $4,073,898 at the time of acquisition of Regentys and reclassified as Redeemable Non-Controlling Interest outside of stockholders’ deficit on the consolidated balance sheets.

Note 8 – Inventory

Inventory consists of the following components:	July 31,	July 31,
	2020	2019
Raw materials	$182,722	$77,782
Finished goods	559,534	285,226
Total Inventory	$742,256	$363,008

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

In February 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company sold each investor a $750,000 convertible note bearing interest at 10% per annum (the “Notes”). The total purchase price of the Notes was $1,425,000 and the remaining $75,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 70% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded conversion feature of these Notes was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 143,000 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Notes (Note 13) resulting in full discount of the Notes. One of the notes went into default during the quarter. Pursuant to a settlement agreement, the Company agreed to settle the debt by making a $900,000 payment and converting $350,000 of the remaining principal into common stock of the Company.

In April 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company sold convertible notes bearing interest at 10% per annum (the “Notes”) in the aggregate principal amount of $1,060,000. The purchase price of the Notes was $1,000,000 and the remaining $60,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 70% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreements, Generex also sold warrants to the investors to purchase up to an aggregate 247,755 shares of common stock. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Notes resulting in full discount of the Notes.

In May 2019, the Company consummated a Stock Purchase Agreement entered into January 14, 2019 to which the Company sold $2,000,000 of promissory notes bearing interest at 7% per annum (the “Notes”) originally due and payable on August 1, 2019. The notes remains active and interest has continued to accrue while new terms of the note are in process of being negotiated.

In July 2019, Generex entered into Securities Purchase Agreements with two investors pursuant to which the Company sold convertible notes bearing interest at 9% per annum (the “Notes”) in the aggregate principal amount of $446,600. The purchase price of the Notes was $400,000 and the remaining $46,600 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: the lesser of a price determined as of the date of closing; and 80% of the lowest volume weighted average trading price of the common stock on the ten days prior to conversion. The embedded beneficial conversion feature in these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $206,548 and was recorded as a discount of the Notes.

In August 2019, the Company borrowed $1,000,000 from an investor, bearing 10% interest per annum, with an original issue discount of $150,000. This note is due in one year from the date of issuance.

In August and September 2019, the Company entered into Securities Purchase Agreements with three investors pursuant to which the Company sold convertible notes bearing interest between 9% and 10% per annum (the “Notes”) in the aggregate principal amount of $2,222,500. The purchase price of the Notes was $1,976,745 and the remaining $245,755 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: 80% of the lowest trading price of the common stock on the ten or twenty days prior to conversion. The embedded beneficial conversion feature in these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $1,052,349 and was recorded as a discount of the Notes.

In December 2019, the Company entered into Securities Purchase Agreements with an investor pursuant to which the Company sold a convertible note bearing interest of 12% per annum in the principal amount of $2,200,000. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 95% of the lowest stock five trading days prior to conversion less. During the 2020 fiscal year, the Company defaulted on the note for not filing the S-1 within a required period. Thereafter the interest increased to 22% per annum and the conversion price decreased to 85% of the lowest stock five trading days prior to conversion. The embedded beneficial conversion feature in the note meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $111,508 and was recorded as a discount of the note. On February 18, 2020, the investor has filed suit and the Company is evaluating the claim and has had a preliminary settlement discussion with the plaintiff.

During the second quarter of fiscal 2020, the Company entered into Securities Purchase Agreements with four investors pursuant to which the Company sold convertible notes bearing interest between 4% and 10% per annum (the “Notes”) in the aggregate principal amount of $550,000. The purchase price of the note was $495,000 and the remaining $55,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 80% of the lowest 10 and 20 days prior to conversion. The embedded beneficial conversion feature of these notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $410,828 and was recorded as a discount of the notes.

On February 10, 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold a convertible note bearing interest at 12% per year in the principal amount of $305,000 and issued 35,000 shares of common stock. The purchase price of the note was $270,000 and the remaining $35,000 of principal amount represents $30,000 of original issue discount and $5,000 of closing costs. Subject to certain ownership limitations, the note will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal to 80% of the lowest closing price as of the date of the notice. The embedded beneficial conversion feature of these note meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $131,703 and was recorded as a discount of the note.

On February 19, 2020, a lender made a formal demand for repayment of a note payable due on August 29, 2020 because they claim Company failed to comply with all terms of the note. On April 8, 2020, the Company signed a forbearance agreement with the lender to remove the major default penalty, but increase the annual interest rate to 22%. The balance of the note was amended to $956,535 in cash which includes principal in the amount of $772,500 and approximately $184,035 of accrued interest and penalties. On July 31, 2020, a settlement was reached where the Company agreed to issue 3,499,415 shares of common stock for $1,459,676 which included $772,500 of principal and $687,176 of interest and penalties. The shares were subsequently issued on August 11, 2020.

As of July 31, 2020, there were two notes in default with an aggregate principal balance of 2,882,000.  The notes are accruing at default rates of interest between 22% and 24% per annum.

On February 28, 2020, the Company entered into a series of Securities Purchase Agreements with three investors pursuant to which the Company agreed to sell and sold convertible notes bearing interest at 9.5% per year in the aggregate principal amount of $281,600. The purchase price of the notes in the aggregate was $250,000 and the remaining $31,600 of principal amount represents original issue discount. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal 80% of the lowest closing price for the ten trading days prior to the day of the notice. The embedded beneficial conversion feature of these notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $128,219 and was recorded as a discount of the notes.

On April 9, 2020, the Company issued a note for $50,000 due in one year with an interest rate of 10% per annum. The funds were paid directly to one of the Company’s vendors.

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

The PPP Loans, which were in the form of notes with dates ranging between April 17 and April 24, 2020 and mature between two and five years and bear interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursements. The notes may be prepaid by the Subsidiaries at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. No assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

On May 4, 2020, the Company issued a promissory note with a purchase price of $100,000 that matures in one year and has a stated interest rate of 10% per annum. Additionally, the Company agreed to issue 20,000 shares of restricted common stock and 20,000 stock options with an exercise price of $0.43 which was due upon execution of the note.

On June 25, 2020, the Company entered into a Securities Purchase Agreements pursuant to which the Company sold a convertible note bearing interest at 12% per year in the principal amount of $150,000. The purchase price of the note was $145,000 and the remaining $5,000 of principal represents original issue discount. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal 80% of the lowest closing price for the ten trading days prior to the day of the notice. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $59,985 and was recorded as a discount of the note.

Balance of notes payable, net as of July 31, 2018	$320,000
Issuances of debt, net of discount	8,329,910
Assumption of debt upon acquisition	3,992,729
Loss on settlement of debt	16,000
Debt discount	(4,571,731)
Amortization of debt discount	3,011,187
Conversions	(2,678,091)
Payments	(51,625)
Balance of notes payable, net as of July 31, 2019	$8,368,379
Issuances of debt, net of discount	6,286,715
Issuance of PPP loans	499,473
Settlement of debt	(1,300,429)
Additions to debt due to default	527,929
Debt discount	(1,590,957)
Amortization of debt discount	4,415,377
Conversions	(5,104,397)
Payments	(935,731)
Balance of notes payable, net as of July 31, 2020	$11,166,359

	As of July 31,
	2020	2019
Notes payable	$11,591,479	$10,459,952
Less: debt discount	(425,302)	(2,091,573)
Total debt, net of discount	11,166,177	8,368,379
Notes payable, net - noncurrent	499,473	—
Notes payable, net - current	$10,666,704	$8,368,379

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

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively held a principal plus of $615,000 as of the date of acquisition. As of July 31, 2020, the remaining principal balance was $349,656 with an unamortized debt discount balance of $16,824. These notes have an accrued interest balance of $81,635 as of July 31, 2020.

Note 10 – Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax (loss) arising from domestic operations (United States) were ($34,291,142) and ($10,680,333) for the years ended July 31, 2020 and 2019, respectively. Pre-tax profits (losses) arising from foreign operations (Canada) were $59,049 and ($326,461) for the years ended July 31, 2020 and 2019, respectively.

As of July 31, 2020, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $215.9 million, which expire in 2021 through 2038, and $27.5 million will not expire. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.4 million, which expire in 2024 through 2040. NGIO has NOL carryforwards of approximately $35.7 million which expire in 2021 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.5 million of which $5.0 million will expire 2033 through 2038. Olaregen Therapeutics, Inc. has NOL carryforwards of $3.9 million which will not expire. Veneto has NOL carryforwards of $10.1 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen, Veneto and NGIO and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2020 and 2019, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2020	2019
Net operating loss carryforwards	$67,782,365	$64,308,679
Accrued Expenses	2,398,682	1,090,537
Other temporary differences	1,054,768	721,653
Intangible assets	1,793,382	2,173,419
Total Deferred Tax Assets	73,029,197	68,294,288
Valuation Allowance	(73,029,197)	(68,294,288
Total Deferred Tax Liabilities	—	—
Net Deferred Income Taxes	$—	$—

The valuation allowance for deferred tax assets as of July 31, 2020 and 2019 was $73,029,000 and $68,294,000. The net change in the total valuation allowance for the years ended July 31, 2020 and 2019 was an increase of $4,735,000 and $6,581,000, respectively.

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2020 and 2019 is as follows:

	July 31,
	2020	2019
Federal statutory rate	(21.0)%	(21.0)%
Increase (decrease) in income taxes resulting from:
Change in fair value of purchase consideration	3.2	(40.2)
Expiration of net operating loss carryforward		9.9
Impairment of long-lived assets	3.3	—
Other	0.7	2.4
Change in valuation allowance	13.8	48.9
Effective tax rate	—%	—%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but due to sustained losses, the NOL carryback provision of the CARES Act would not yield a benefit to us.

As of July 31, 2020, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the years presented. Generally, tax years 2017 to 2020 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2012 to 2020 remain open to examination by the Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 11 - Net Income Per Share (“EPS”):

Basic net income or loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted earnings per common share is the same as basic earnings per common share because, as the Company incurred a net loss during each period presented, the potentially dilutive securities from the assumed exercise of all outstanding stock options, warrants and conversion notes payables, would have an anti-dilutive effect.

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the years ended July 31, 2020 and 2019, respectively.

	Year Ended
	July 31,	July 31,
	2020	2019
Stock options	8,847,025	8,116,495
Convertible debt	7,868,870	2,442,310
Warrants	567,553	21,559,553
Total	17,283,448	32,118,358

Note 12 – Goodwill and Intangible Assets

Intangible assets consist of the following at:

		July 31,	July 31,
	Estimated Useful Lives	2020	2019
In-Process Research & Development		$6,302,427	$8,761,427
Non-compete agreements	3 years	1,210,000	1,210,000
Developed software/technology	5 years	131,000	131,000
Intellectual Property	5 years	2,459,000	—
Patents	20 years	51,274	51,274
		10,153,701	10,153,701
Less accumulated amortization		(788,175)	(319,432)
		$9,365,526	$9,834,269

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. As of July 31, 2020, the in-process research and development (“IPR&D”) of $6,302,427 in the aggregate was a combination of $2,911,377 obtained through the acquisition of HDS and $3,391,050 obtained through the acquisition of Regentys. None of the research and development of the underlying IPR&D have been abandoned, nor was it determined to be impaired by management as a result of COVID-19. The Company was recently awarded a Blanket Purchase Agreement (BPA) contract from the National Strategic Acquisition Center (SAC). The VA’s National Contract and National BPA programs are used by VA medical centers, related facilities, specific State Veterans Homes, and other Federal facilities to procure select products based on clinical evidence, patient outcomes, and economic cost to the VA hospitals. The SAC awarded Olaregen’s Excellagen will expedite the purchasing of Excellagen at over 165 VA medical centers across the U.S. and Puerto Rico. This approval process was critical to the Company’s ability to determine that IPR&D associated with Olaregen, valued at $2,459,000, no longer has an indefinite life subject to amortization. The Company determined Olaregen’s IPR&D life to be 5 years as of July 31, 2020.

Amortization expense amounted to $653,390 and $255,835 for the years ended July 31, 2020 and 2019, respectively.

The estimated amortization expense remainder of the current fiscal year and for the next five years and thereafter is as follows:

Year Ending July 31,	Amount
2021	$923,897
2022	654,189
2023	520,564
2024	500,914
2025	458,202
Thereafter	5,334
Total	$3,063,099

Changes in the value of goodwill:

Balance as of July 31, 2018	$—
Acquisition of Veneto (revaluation)	15,051,768
Acquisition of Regentys (revaluation)	13,834,581
Acquisition of Olaregen (revaluation)	9,411,224
Balance as of July 31, 2019	$38,297,573
Acquisition of MediSource and Pantheon	603,553
Impairment of Veneto	(3,808,231)
Impairment of MediSource and Pantheon	(603,553)
Balance as of July 31, 2020	$34,489,342

See Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles for a detailed breakout of impairment of goodwill and intangibles.

Note 13 – Derivative Liability

The Company issued convertible notes with variable conversion provisions. The conversion terms of the convertible notes are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Due to the fact that the number of shares of common stock issuable could exceed the Company’s authorized share limit, the equity environment is tainted, and all additional convertible debentures and warrants are included in the value of the derivative liabilities. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion options and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and revalued at each reporting period.

Based on the various convertible notes described in Note 9, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of July 31, 2020:

following table presents the activity for derivative liabilities measured at estimated fair value:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Derivative Liability - Downside Protection	Total
Balance as of July 31, 2018	$—	$—	$—	$—
Additions during the period	5,178,241	353,465	6,424,338	11,956,044
Change in fair value	988,267	(28,214)	(3,085,502)	(2,125,449)
Change due to exercise / redemptions	(2,010,312)	—	—	(2,010,312)
Balance as of July 31, 2019	4,156,196	325,251	3,338,836	7,820,283
Additions during the period	1,864,239	30,353	—	1,894,592
Change in fair value	(716,143)	255,197	5,061,164	4,600,218
Change due to exercise / redemptions	(4,561,901)	(36,435)	—	(4,598,336)
Expiration of downside protection	—	—	(8,400,000)	(8,400,000)
Balance as of July 31, 2020	$742,391	$574,366	$—	$1,316,757

Note 14 – Acquisitions:

NuGenerex Diagnostics LLC:

On January 18, 2017, the Company acquired a 51% interest in NGDx pursuant to the Acquisition Agreement. The Acquisition Agreement provided the Company with a call option which the Company exercised on November 30, 2018 to acquire the remaining 49% of NGDx and a retirement of NGDx shareholder loans in the amount of $13,431,706 (including interest) (the “Call Option”) for the aggregate purchase price of $1. On November 30, 2018, the call option was exercised, and the Company acquired the remaining 49% of NGDx.

Pursuant to the Acquisition Agreement, the Company also issued a warrant to a former shareholder of NGDx, Stephen L. Berkman, to acquire 15,000,000 (21,000,000 post Stock Split) additional shares of Generex common stock for $2.50 ($1.78 post Stock Split) per share exercisable through December 1, 2019.

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

The total consideration was valued at $1,350,916 on the date of the acquisition. As of July 31, 2019, all warrants relating to this acquisition upon issuance resulted in additional paid in capital of $9,032,435.

Upon the exercise of the Call Option, the fair values of the warrants and call option was updated through the issuance and exercise date and the change in the fair value of the contingent purchase consideration of a loss of $4,397,507 and a gain of $15,147,591 was recorded and included in the consolidated statements of operations and comprehensive income for the year ending July 31, 2019.  The Company adopted a sequencing policy and determined that the warrants with fixed exercise price were excluded from derivative consideration. The remaining fair value of the call option and the warrant payable remaining at the time of exercise of the call option and issuance of the warrant was charged against additional paid-in capital as an elimination of non-controlling interest for a loss of $6,951,015.

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

December 1, 2018
Exercise price	1.78
Time to expiration	3.14 years
Risk-free interest rate	3.01%
Estimated volatility	138.61%
Dividend	—
Stock price at valuation date	$0.64

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

The following assumptions were used in estimating the value of the Call Option:

December 1, 2018
Risk-free interest rate	2.52%
Estimated volatility	164.43%
Remaining Term	1.13 years
Stock price at valuation date	$0.64

Veneto:

On October 3, 2018, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto.

Effective on October 3, 2018, NuGenerex Distribution Solutions, LLC assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of that LLC is NuGenerex Management Services, Inc., a wholly-owned subsidiary of Generex Biotechnology Corporation.

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

There was $62,500 of accrued interest on the first closing $15,000,000 note and an additional $1,716,129 of accrued interest on the second closing $35,000,000 promissory note for a total of $1,778,629 accrued interest through March 28, 2019 when the Company entered into an Amendment Agreement (the “Amendment”). This Amendment between with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the payment of the obligation that in satisfaction of all obligations the Company would cause to be delivered 8,400,000 shares of the Company’s common stock (the “Generex Shares”) to be delivered on or before April 22, 2019; plus an aggregate 5,500,000 shares of the Company’s subsidiary, common stock of Antigen Express, Inc.(“Antigen Shares”). The Company and the Veneto Members further agreed to certain downside protection between $1.78 per share and $1.07 per share subject to terms and conditions contained in the agreement. The Generex Shares were delivered on May 23, 2019, but due to the current and ongoing litigation with the Veneto Members, the NGIO have not been delivered.

As a result of the Amended Agreement entered into on March 28, 2019 (“the Amendment”) with Veneto and the equity owners of Veneto (the “Veneto Members”) to restructure the Promissory Note, the Company was evaluated for downside protection associated with the 8,400,000 issued shares in lieu of cash payments against the Promissory Note. Based on the valuation as of the date of agreement on March 28, 2019, an allocation of $6,424,338 was allocated to derivative liability for downside protection. As of July 31, 2019, the downside protection had a market change of $3,085,502 and held a value of $3,338,836. On June 15, 2020 the downside protection expired pursuant to the Amendment. Therefore, the liability is reclassified from derivative liability to common stock payable.

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

As of July 31, 2020, Company recorded an impairment goodwill in the amount of $3,808,231 leaving a fair value of goodwill for Veneto of $11,243,537 (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles).

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

Fair Value of the Regentys Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Regentys acquisition:

	Preliminary Allocations as of January 7, 2019	Allocation Adjustments	Revised Allocation
Cash and cash equivalents	$61,857	$—	$61,857
Other current assets	13,138	20,543	33,681
Property and equipment, net	444	—	444
Accounts payable and accrued liabilities	(1,181,920)	(306,951)	(1,488,871)
Notes payable	(639,009)	29,685	(609,324)
Loans form related parties	(16,506)	(399,999)	(416,505)
Deferred tax liability	(889,782)	30,320	(859,462)
In-Process research & development	3,510,680	(119,630)	3,391,050

Non-Controlling interest, net of proceeds:
Note receivable from Generex	14,345,205	(2,791)	14,342,414
Redeemable non-controlling interest	(4,073,898)		(4,073,898)
Non-controlling interest	(9,870,762)	(2,791)	(9,873,553)
Cash paid prior to the time of closing	—	400,000	400,000
Total Fair Value of Assets Acquired	1,259,447	(351,614)	907,833
Consideration:
Cash paid prior to the time of closing	400,000	—	400,000
Note receivable from Generex	14,345,205	(2,791)	14,342,414
Goodwill	$13,485,758	$348,823	$13,834,581

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

On March 14, 2019, the Company and Olaregen amended the Stock Purchase Agreement and Promissory Note to extend the due date of the remaining balance of the second tranche of Guaranteed Payments amounting to $600,000 on or before April 1, 2019. The Company remitted additional payments of $200,000 on April 30, 2019 and $38,500 on May 17, 2019. On May 22, 2019, the Company and Olaregen amended the agreement to extend the due date of the remaining balance of the second tranche of Guaranteed Payments amounting to $361,500, the full balance of the third tranche amounting to $3,000,000 and the full balance of the fourth tranche amounting to $1,000,000 (total of $4,361,500) on or before June 30, 2019. The extensions of the due date had no impact on the existing schedule of future payments or any additional terms within the Note.

Fair Value of the Olaregen Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Olaregen acquisition:

	Preliminary Allocations as of January 7, 2019	Allocation Adjustments	Revised Allocation
Cash and cash equivalents	$608,419	$(400,000)	$208,419
Prepaid expenses	20,488	—	20,488
Inventory	408,501	—	408,501
Other current assets	37,950	—	37,950
Accounts payable	(216,670)	—	(216,670)
Accrued liabilities	(216,694)	—	(216,694)
Deferred tax liability	(1,040,173)	397,513	(642,660)
In-Process research & development	3,980,000	(1,521,000)	2,459,000
Non-compete agreements	790,000	(260,000)	530,000

Non-Controlling interest, net of proceeds:
Note receivable from Generex	11,472,663	—	11,472,663
Non-controlling interest	(11,999,559)	—	(11,999,559)
Cash paid prior to the time of closing	—	400,000	400,000
Total Fair Value of Assets Acquired	3,844,925	(1,383,485)	2,461,440
Consideration:
Cash paid prior to the time of closing	400,000	—	400,000
Note receivable from Generex	11,472,663	—	11,472,664
Goodwill	$8,027,738	$1,383,485	$9,411,224

The components of the acquired intangible assets were as follows:

	Preliminary Fair Value	Average Estimated Life
In-process research and development	$3,980,000	—
Non-compete agreement	790,000	3
	$4,770,000

Subsequent to the original acquisition of Olaregen, the Company entered into a Share Exchange Agreement on August 16, 2019 to purchase an additional 900,000 shares in Olaregen Therapeutix Inc. from Olaregen Therapeutix LLC representing increasing Generex’s ownership from approximately 62% to 76%. Furthermore, on February 14, 2020, Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. After this transaction, Generex owns 100% of the outstanding shares of Olaregen.

MediSource and Pantheon:

On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements as amended on October 10, 2019 (the “APAs”) for the purchase of substantially all the operating assets of MediSource Partners, LLC (“MediSource”) and Pantheon Medical - Foot & Ankle, LLC (“Pantheon”).

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

At closing, Mr. Bird entered into an 18-month consulting agreement with NDS (the “Travis Bird Consulting Agreement”). As compensation, Mr. Bird was to receive Generex common stock with a value of $250,000, as well as monthly payments equaling $97,222. The monthly payments were to be paid from any available cash from the operations of Pantheon and MediSource. Any remaining balance of such monthly payments was to consist of common stock. The agreement specified the shares are to be freely tradeable.

In addition, Mr. Bird agreed to fully assign and exchange any ownership rights in any new technology he develops with the Company, in exchange for a payment of $500,000 in value of common stock for each completed item submitted to the FDA. Travis Bird terminated the Travis Bird Consulting Agreement on July 20, 2020 and he is no longer entitled to further commissions from future net sales. For the year ended July 31, 2020, Travis earned $1,404,915 under this agreement and has been paid $773,366, leaving a balance of $631,549.

MediSource & Pantheon Contingent Consideration and Earn-out Payments

Pantheon

•	Generex and NDS will pay up to up to Five Hundred Thousand Dollars ($500,000.00) worth of GNBT Stock at a 15% discount during each of the following three (3) years provide Panthen achieved amounts above and beyond each annual EBIDTA target, plus additional amounts of GNBT Stock for achieving additional EBIDTA targets above the initial thresholds.
•	For the annual period between August 1, 2019 and July 31, 2020, the initial threshold of $1,000,000 EBIDTA (a $500,000 increase) the Company would provide an earn out bonus of $500,000 of GNBT Stock at 15% discount, plus for every $100,000 of EBITDA over $1,000,000 achieved, $50,000 of GNBT Stock at 15% discount.
•	For the annual period between August 1, 2020 and July 31, 2021, if the EBIDTA target of $1,500,000 EBIDTA, the Company would provide an earn out bonus of $500,000 of GNBT Stock at 15% discount, plus for every $100,000 of EBITDA over $1,500,000 achieved, $50,000 of GNBT Stock at 15% discount.
•	For the annual period between August 1, 2020 and July 31, 2021, if the EBIDTA target of $2,000,000 EBIDTA, the Company would provide an earn out bonus of $500,000 of GNBT Stock at 15% discount, plus for every $100,000 of EBITDA over $2,000,000 achieved, $50,000 of GNBT Stock at 15% discount.
•	As of July 31, 2020, no earn-out was achieved.

MediSource

•	Generex and NDS will pay up to $500,000 in cash to MediSource as an earn out payment. No payment will be made unless the business conducted by NDS using the former MediSource assets has EBITDA in the twelve months following closing in excess of $130,000. If the MediSource business’s EBITDA meets or exceeds $500,000, the entire $500,000 will be paid. If the MediSource business’s EBITDA exceeds $130,000 but is less than $500,000, a pro rata portion of the $500,000 earn-out will be paid. (the “MediSource Earn-out”) As of July 31, 2020, no earn-out was achieved and nor anticipated for the remainder of the earn-out period.
•	As of July 31, 2020, no earn-out was achieved.

Travis Bird Consulting Agreement

•	In the event the EBITDA targets are met for one or both MediSource and Pantheon, Travis Bird was entitled to receive sales commissions equal to 15% of net sales during the first year following closing, and 10% of net sales during the second year pursuant to the “Travis Bird Consulting Agreement” described below As of July 31, 2020, no earn-out was achieved by Travis Bird and the Travis Bird Consulting Agreement was terminated effective July 20, 2020 and Travis Bird is no longer entitled to further commissions from future net sales.
•	As of July 31, 2020, no earn-out was achieved.

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

The initial fair value of contingent consideration derived from the earn out payments was originally estimated at the date of acquisition of MediSource and Pantheon to be $409,790 and $354,292, respectfully, recorded as a current liability. During fiscal year ending July 31, 2020, the Company adjusted the contingent consideration to 473,949 and 409,763, respectively, with such changes recognized in income from operations. Changes in fair values reflect new information about the probability and timing of meeting the conditions of the gross revenue target. Due to the termination of the Travis Bird Consulting Agreement, the earn out payments will not be achieved. Therefore, the liability for the contingent consideration was relieved. As of July 31, 2020, the fair value of the contingent consideration for MediSource and Pantheon was $0.

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

During fiscal year ending July 31, 2020, we identified indicators of impairment related to the Company’s acquisition of MediSource and Pantheon on August 1, 2019 (see Note 2 – Goodwill, Impairment or Disposal of Long-Lived Assets and Intangibles).

Fair Value of the Pantheon Acquisition

The following table summarizes the allocation of the preliminary purchase price as of the Pantheon acquisition:

Preliminary Allocation as of August 1, 2019
Cash and cash equivalents	$35,410
Accounts receivable	133,269
Prepaid expenses	3,336
Inventory	266,071
Medical Equipment, net	67,299
Accounts payable	(53,242)
Accrued liabilities	(15,573)
Net Tangible Assets	$436,570
Tradename / Trademarks	55,400
IP/Technology	41,500
Non-compete agreement	232,100
Customer Base	274,600
Total assets acquired	$1,040,170
Consideration:
Fair value of common stock	671,972
Contingent consideration	354,292
Consideration included in consulting agreement	145,833
Goodwill	$131,927

 The components of the acquired intangible assets were as follows:

	Preliminary Fair Value	Average Estimated Life
Tradename / Trademarks	$103,000	15
IP/Technology	41,500	5
Business Contracts	346,800	15
Customer Base	274,600	10
Non-compete agreement	356,700	3
	$1,112,600

Note 15 - Warrants:

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2018	—	$—	—	$—
Issued	21,559,553	1.81	0.40	$4,500,000
Outstanding - July 31, 2019	21,559,553	$1.81	0.40	$4,500,000
Issued	88,000	2.50	2.29	—
Forfeited	(80,000)	2.50	—	—
Expired	(21,000,000)	1.79	0.01	—
Outstanding – July 31, 2020	567,553	$2.50	2.20	$—

Note 16 - Stock-Based Compensation:

Stock Option Plans

The Company has two stockholder-approved stock incentive plans under which shares and options exercisable, with a range of vesting between 0 and 48 months, for shares of common stock have been or may be granted to employees, directors, consultants and advisors. All remaining options under the 2006 Stock Plan have expired and no shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and a total of 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). As of July 31, 2020, there were 0 and 231,152,975 shares available under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2018	261,178	$1.70	0.22	$18,107
Granted	10,898,925	$0.69	7.71	$20,821,821
Forfeited or expired	(3,043,608)	$(0.44)	8.35
Outstanding - July 31, 2019	8,116,495	$0.85	7.22	$16,306,351
Granted	1,404,200	$1.49	4.17
Forfeited or expired	(673,670)	$1.51	5.45
Outstanding – July 31, 2020	8,847,025	$0.90	5.96	$508,932

The intrinsic value is calculated as the difference between the exercise price and the market value of the shares on July 31, 2020. The market value was $0.51 based on the closing bid price for July 31, 2020.

A summary of the status of the Company’s non-vested stock options the year then ended July 31, 2020 and 2019 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at July 31, 2018	—	$—
Granted	10,898,925	0.65
Expired	—	—
Canceled	(2,798,600)	0.27
Vested	(3,378,358)	0.75
Non-vested at July 31, 2019	4,721,967	$0.83
Granted	1,404,200	1.49
Expired	—	—
Canceled	(568,333)	0.82
Vested	(1,475,067)	0.83
Non-vested at July 31, 2020	4,082,767	$1.06

There were 6,451,453 vested common stock options under the Plans as of July 31, 2020. The compensation expense was $2,069,343 for the year ended July 31, 2020. The Company had $2,760,323 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans at July 31, 2020 to be recognized over an average of 2.17 years.

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

	July 31, 2020	July 31, 2019
Exercise price	$1.44 – 1.49	$0.08 – $1.85
Time to expiration	5 years	5 to 10 years
Risk-free interest rate	1.51% - 1.59%	2.03% - 3.15%
Estimated volatility	153.4%	135.2 - 222.2%
Expected dividend	—	—

Note 17 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the audited annual consolidated financial statements were issued and all significant subsequent events have been included in the notes.

On August 4, 2020, the Company and three institutional accredited investors (each a “Buyer” and, collectively, the “Buyers”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) pursuant to which the Company sold and issued to the Buyers an aggregate of 5,102,040 shares (the “Common Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at an aggregate price of $2,000,000 (the “Private Placement”).

Pursuant to the Securities Purchase Agreement, the Company issued to the Buyers (i) Series A Warrants to purchase 5,102,040 shares of Common Stock in the aggregate (the “Series A Warrants”) with an initial exercise price equal to $0.392 per share (the “Series A/B Exercise Price”), (ii) Series B Warrants to purchase 15,306,122 shares of Common Stock in the aggregate (the “Series B Warrants”) with an initial exercise price equal to the Series A/B Exercise Price; (iii) Series C Warrants to purchase the number of shares of Common Stock equal to Maximum Eligibility Number (as defined therein) (the “Series C Warrants”) at an initial exercise price equal to $0.539 per share; and (iv) Series D Warrants to purchase the number of shares Common Stock equal to the Maximum Eligibility Number (as defined therein) (the “Series D Warrants” and together with the Series A Warrants, the Series B Warrants and the Series C Warrants, the “Warrants” and the Warrants together with the Common Shares and the shares of Common Stock underlying the Warrants, the “Securities”) at an exercise price equal to $0.001 per share, in each case, subject to adjustment and beneficial ownership limitations set forth therein. Subject to the satisfaction or waiver of certain conditions set forth in the Series A Warrants, the Company may force the Buyers to exercise the Series A Warrants in full on the twenty second (22nd) trading day (the “Forced Exercise Date”) after the effectiveness of the Company’s registration statement that registers all of the Common Shares and shares underlying the Warrants. The exercise price set forth in each of the Series A Warrants, the Series B Warrants and Series C Warrants is subject to adjustment on certain trigger dates as provided in each such Warrant. The holders of the Series A Warrants, Series B Warrants and Series C Warrants shall be allowed a cashless exercise if a registration statement registering the Securities is not effective within 180 days following the issuance of such Warrants. On certain trigger dates as set forth in the Series D Warrants, the Series D Warrants will become exercisable into a number of shares of Common Stock that would have been issued on the issuance date and upon exercise of the Series A Warrants and Series B Warrants had the purchase price per share and exercise price of the Series A Warrants and Series B Warrants been equal to the applicable reset price as set forth in the Series D Warrant.

The Company received gross proceeds from the Private Placement of $2.0 million initially, before deducting transaction costs, fees and expenses payable by the Company.

Between September 22, 2020 and October 2, 2020, pursuant to Securities Purchase Agreement, the Buyers exercised warrants to purchase 9,142,973 shares of common stock at an exercise price of $0.001 per share.

Between August 7, 2020 and October 13, 2020, the Company converted $838,622 of principal and $48,924 of interest and $247,809 of default penalties into 5,860,255 shares of common stock.

On August 11, the Company issued 3,499,415 shares of common stock as payment for $1,459,676 of principal, interest and penalties pursuant to the settlement agreement with Iliad.

On August 14, 2020, the Company granted 1,987,160 stock options to buy common stock, at $0.45 per share, to various officers, board members, employees and consultants.

On August 25, 2020, Generex Biotechnology Corporation’s wholly owned subsidiary NuGenerex Health LLC, (“NuGenHealth”), entered into a strategic joint venture with Worldwide Digitech, LLC (“WWDT”) by signing an Operating Agreement to form NuGenHealth LLC. Under the agreement profits shall be distributed equally; 50% to NuGenerex Health LLC and 50% to WWDT.

WWDT will provide the software powered by the HealthKOS framework and back-end support for the NuGenHealth SaaS system, while NuGenerex Health LLC shall be responsible for the day to day management and oversight of business operations along with operating capital totaling approximately $1,500,000.

On September 5, 2020, upon mutual agreement, the Company cancelled 2,121,875 stock options of two officers pursuant to stock option termination agreements. These options were surrendered, and no consideration was given in exchange for terminating these options.

On September 11, 2020, the Company granted 4,235,050 stock options to buy common stock, at $0.31 per share, to various officers, board members, employees and consultants.

On September 18, 2020, a judgement was entered in favor of AEXG in the amount of $319,009, plus prejudgment interest in the sum of $65,762, for a total of $384,771. The Company continues to vigorously defend this matter.

On September 24, 2020, NuGen Health, LLC, a subsidiary of Generex Biotechnology Corporation, signed a services agreement with Paradise Valley Family Medicine, P.C. an Arizona professional corporation (“PVFM”) to provide a software and services solution for patient engagement, Remote Patient Monitoring (RPM) and Chronic Care Management (CCM) services that are recommended and reimbursed by the Centers of Medicare and Medicaid Services (CMS).

Under the terms of the Agreement, NuGenerex Health will implement the company’s software system and connected metabolic monitoring devices, and will provide RPM and CCM services to Medicare patients with chronic medical conditions who are under the care of PVFM physicians. PVFM will bill CMS for the RPM and CCM services, and will pay software and service fees to NuGenerex Health.

On September 23, 2020, the Company issued 51,130 shares of common stock, valued at $0.20 per share, to a third party for equity research and media services.

On October 5, 2020, the Company and its parent Generex Biotechnology Corporation, (collectively “Generex”) entered into a Distribution and Licensing Agreement with Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (“Bintai”) for the exclusive rights to distribute, sell, develop and commercialize the Generex Ii-Key-SARS-CoV-2 coronavirus vaccine (the “Vaccine”) in Malaysia and South East Asia countries, with right of first refusal to commercialize the Vaccine within New Zealand, Australia and the Global Halal markets (the “Territory”). The agreement, among other things, consists of Bintai providing 100% funding for U.S. clinical development, manufacturing and commercial registration of the Vaccine for the Territory.

On October 23, 2020, the Company issued 30,000 shares of common stock pursuant to notes payable agreements from April and May 2020.

Between September 24, 2020 and October 19, 2020, the Company exercised put options pursuant to an Equity Purchase Agreement with an investor for an aggregate of 2,100,000 shares of Generex common stock for $356,710 of net proceeds.

On October 30, 2020, Generex Biotechnology Corporation and its majority owned subsidiary NuGenerex Immuno-Oncology, Inc., (collectively “Generex”) signed a Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine with Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (collectively referred to as “China Partners”) to jointly develop and industrialize the Generex Ii-Key-SARS-CoV-2 coronavirus peptide vaccine (the “Vaccine”) in the People’s Republic of China (“China”). The agreement, among other things, consists of the China Partners providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex fees that shall be negotiated and agreed upon in subsequent agreements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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

To address these deficiencies, the Company implemented additional procedures designed to accelerate the tempo of upwardly reporting subsidiaries and the visibility of receipt of reports by the parent company. Additionally, we hired a corporate controller and increased its outsourced financial reporting accounting services to enhance the controls and financial reporting process. The controller left during the 2020 fiscal year and has been replaced by an outsourced accountant. Furthermore, the Company is implementing a new centralized accounting system to provide cohesion across the enterprise and standardize the close process across all subsidiaries.

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

As of July 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in and as required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, lack of a centralized accounting system, as well as the financial reporting of such transactions.

To address these internal control deficiencies, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

We have been working and are currently working to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses by (i) adding additional personnel in the future when working capital permits; (ii) implementing a new centralized accounting system to provide cohesion across the enterprise and standardize the close process across all subsidiaries; (iii) working with our independent registered public accounting firm to refine our internal procedures; and (iv) performing a complete review of its internal controls during 2020 and continuing in 2021.

Management is continually evaluating the internal controls and makes improvements on an ongoing basis.  Where necessary the Company proactively provides additional resources and consultants to make such improvements. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Name	Position	Age
Joseph Moscato	CEO, President and Chairman of the Board	57
Andrew Ro	Chief Investment Officer, Director	50
Mark Corrao	Chief Financial Officer, Treasurer	62
Terry Thompson	Chief Operating Officer	61
Anthony Crisci, Esq., CPA	Chief Legal Officer	50
Richard Purcell	Executive Vice President of Research & Drug Development	59
Dr. Jason Terrell, MD	Chief Scientific Officer	38
Dr. Craig Eagle, MD	Independent Director	53
Brian T. McGee	Independent Director	59
Dr. James H. Anderson Jr., MD	Independent Director	73
Lawrence Salvo	Director	68
Mark Prioletti	Independent Director	68

Directors are currently appointed for a one-year term, which will be ratified to a three year term at the upcoming annual meeting.

Joseph Moscato. Mr. Moscato, 59, has served as our Chief Executive Officer, President, and Chairman of the Board since January 2017.

Mr. Moscato has over 30 years of experience in healthcare, sales and marketing, distribution management, and finance.  Mr. Moscato brings his marketing and advertising acumen to drug discovery and diagnostic & treatment development and has originated and negotiated several licensing deals with the top biopharmaceutical companies; has advised on equity financings totaling over $300 million, and has implemented the broad strategic vision for the Company. Mr. Moscato has worked and consulted for Pfizer in several capacities from sales and marketing to new drug discovery & development for licensing. He has worked with other biopharmaceutical companies such as GlaxoSmithKline, Johnson & Johnson, Parke-Davis, Amgen and others. Mr. Moscato has consulted for several healthcare focused private equity, hedge funds and family offices.

Mr. Moscato also owned several advertising and marketing agencies focused on media, entertainment, and healthcare with clients ranging from Motorola, Chadmoore Wireless, Nextel, Cannon, Sharp, GlaxoSmithKline, Pfizer, and other biopharmaceutical companies.  Mr. Moscato’s agency was acquired by William Douglas McAdams, one of the largest independent healthcare advertising and marketing agencies. Mr. Moscato’s experience as an executive and consultant to us qualifies him to serve on our Board of Directors.

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

Mark Corrao. Mr. Corrao has served as our Chief Financial Officer, Treasurer since January 2017.

Mr. Corrao has experience in financial management with a proven track record of raising capital and extraordinary bottom line management. He has been involved in the initial registration of numerous public companies and subsequent SEC quarterly and annual reporting and has developed, authored and presented numerous business plans and models inclusive of budgets, forecasts, cash flow, cash management and investment strategies. From 2012 to present he has affiliated with of The Mariner Group LLC, which merged with the CFO Squad, creating a much larger and diverse multi-talented organization. The CFO Squad is a financial and business advisory firm providing outsourced and part-time CFO services for emerging to midsized companies (both private and public) in a wide range of businesses and industries. He is the Chief Financial Officer for Kannalife, Inc., a pharmaceutical company specializing in the research and development of novel and new therapeutic agents designed to reduce oxidative stress and act as immune modulators and Neuroprotectants. From 2010-12, he served as Chief Financial Officer of New York Business Efficiency Experts, Inc. which provides professional services in the financial areas of accounting, taxation, auditing, venture capital and SEC registrations (reporting). He served as a Director and Chief Financial Officer for a manufacturer of proprietary software for the prevention of identity theft and the protection of computer systems from unauthorized access.

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

Anthony S. Crisci, Esq., C.P.A. Mr. Crisci has served as our Chief Legal Officer since August 2019.

Anthony S. Crisci, Esq., C.P.A. is an attorney and certified public accountant with over twenty (20) years of experience in tax, accounting, finance, corporate, health care and employee benefit matters. Mr. Crisci has built a stellar career as a business legal executive across a number of regulated industries.

Mr. Crisci has served as our Chief Legal Officer since August 2019; previously, from November 2018, he was Corporate Counsel for Generex and remains as the Chief Administrative Officer and Chief Legal Counsel for Generex’s wholly owned subsidiary, NuGenerex Distribution Solutions, where he oversees business, accounting, and legal matters for NuGenerex’s distribution enterprise. Most recently, Mr. Crisci was General Counsel, COO, CFO, and Controller for a publicly traded holding company, specializing in financial services and technology software companies. Previously, he served as Corporate Counsel for a major health system with $1 Billion in annual revenues, and General Counsel for a National Pharmacy Benefit Management Company that includes mail and specialty drug dispensing.

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

Dr. Craig Eagle, MD. Dr. Eagle serves as an independent Director of GNBT Since January of 2017.

Since May of 2019, Dr. Eagle is serves as the Vice President of Medical Affairs Oncology, Genentech where he oversees the medical programs across the oncology portfolio. Prior to his current role, and for over 5 years Dr Eagle worked at Pfizer in several positions including as the oncology business lead in United Kingdom and Canada delivering significant business growth. Previously, Dr Eagle was the global lead for Oncology Strategic Alliances and Partnerships based in New York at Pfizer Inc. and was involved in multiple deals on both the sell and buy side. Dr Eagle started work in Pfizer New York as the global head of the Oncology Therapeutic Area Global Medical and Outcomes Group for Pfizer, including the US oncology business, in this role he oversaw an extensive oncology clinical trial program, health outcomes assessments and scientific collaborations with key global research organizations like the  National Cancer Institute (NCI), and EORTC. As part of this role Dr Eagle lead the worldwide development of several compounds including celecoxib, aromasin, irinotecan, dalteparin and ozagomicin, Concurrently Dr. Eagle has been a Member of Scientific Advisory Board at Generex Biotechnology Corp. since August 2010. He has served on the scientific advisory committee and board of directors for several start up biotechnology companies.

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

Dr. James H. Anderson, Jr., MD. Dr. Anderson serves as an independent Director.

Dr. Anderson has served as Director of the Company since June 2011. Dr. Anderson has previously served as Chairman of the Corporate Governance and Nominating Committee and a member of the Generex Compensation and Audit Committees and has served on the Generex Scientific Advisory Board since October 2010. Dr. Anderson is a diabetologist and endocrinologist who has been in the pharmaceutical industry for over 25 years. He is currently CEO and President of Symcopeia, a private drug discovery and development company focused on new mechanisms of action for the treatment of diabetes mellitus, and diabetes related obesity and cardiovascular diseases. Dr. Anderson also serves as medical director of PTS Diagnostics, a cardiometabolic medical device company. From 2005 to 2009, Dr. Anderson served as Senior Medical Director for Diabetes and Cardiometabolic Medicine with Eli Lilly and Company Dr. Anderson is an elected Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the UK, was a founding board member of the American Association of Pharmaceutical Physicians and is a Fellow of the American College of Endocrinology. Dr. Anderson has been active in the American Diabetes Association and is a member of the International Diabetes Federation, the European Association for the Study of Diabetes, and the Endocrine Society. Dr. Anderson is a founding editorial board member of two journals for diabetes and serves on the editorial boards or as a reviewer for 5 other diabetes/endocrine journals. Dr. Anderson is a Clinical Associate Professor of Medicine for the Division of Endocrinology and Metabolism at the Indiana University School of Medicine and was awarded an M.D. from the LSU School of Medicine. Dr. Anderson attained the rank of Lieutenant Colonel in the US Army Medical Corps and during his military career, he served as the Chairman, Department of Clinical Investigation at the Army’s largest healthcare center, and Chief of the Medical Division of the US Army Medical Research Institute for Infectious Diseases. Dr. Anderson’s medical and scientific knowledge and experience qualifies him to serve on our Board of Directors.

Lawrence Salvo. Mr. Salvo served as Director of GNBT since January 2017. Previously he was Generex Executive VP of Diagnostics and President of NGDx (formerly Hema Diagnostic Systems) until March 2017, and therefore is not independent.

For over five years Mr. Salvo was the founder of Hema Diagnostic Systems which grew out of the predecessor company, International Diagnostics and Medical Supply. In his role at NGDx, he was directly responsible for all international negotiations, applications, and approvals from the World Health Organization (WHO). Since selling NGDx to Generex, Mr. Salvo has been an active member of the Generex board, and has engaged in external consulting activities, primarily in international development. He is a graduate from St. Vincent de Paul Major Seminary, Boynto.

Mark Prioletti. Mr. Prioletti serves as an independent Director.

Mr. Prioletti was appointed a director on April 3, 2019. Mr. Prioletti is a highly experienced marketing and business professional with over 35 years of success in the wireless communications industry for government, enterprise, and consumer segments in both the US and International markets. Mr. Prioletti had a distinguished career at Motorola, leading Channel Marketing & Sales, New Program Development, Partnership and Alliance Development to vastly expand the Motorola sales operations, which continually generated profitable revenue and growth for both emerging markets and mature businesses. Mr. Prioletti graduated with a BA in Marketing Communications and a minor in Journalism from the University of Detroit. Mr. Prioletti served on the board for the International Wireless Communications Association from 2000-2011. Mr. Prioletti’s marketing and sales experience qualifies him to serve on our Board of Directors.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the past ten years, none of our directors or executive officers has been:

•	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•	subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any Federal or State authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
•	found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law;
•	the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (a) any Federal or State securities or commodities law or regulation; (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or
•	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our Board of Directors consists of four independent directors: Dr. Lyman, Dr. Anderson, Mr. McGee and Mr. Prioletti. Our Board of Directors has determined that each of these individuals meets the requirements for independence under current rules and regulations of the SEC and the listing standards of Nasdaq. Each member of our audit committee meets the financial literacy requirements of the listing standards of Nasdaq. Mr. McGee will serve as the chairman of the audit committee and our board of directors has determined that Mr. McGee is an “audit committee financial expert” as defined by Item 407(d) of Regulation S-K under the Securities Act.

Board Committees

Audit Committee

In January 2017, we re-constituted the Audit Committee with Mr. McGee as Chairman.

The Audit Committee reviews and discusses with management and its independent auditors the audited and unaudited financial statements contained in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q. Although management is primarily responsible for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditors their judgments as to the quality of our accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements, as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. Our Board of Directors has determined that at least one person, Mr. McGee, serving on the Audit Committee is an “audit committee financial expert” as defined under Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee

We have established a compensation committee of the board of directors to consist of James T. Anderson and Mr. Brian T. McGee, each of whom is an independent director. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, or Rule 16b-3, and an outside director, as defined pursuant to Section 162(m) of the Code, or Section 162(m). Mr. Anderson is the chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviews, approves and determines, or makes recommendations to our board of directors regarding, the compensation of our executive officers;
•	administers our equity compensation plans;
•	reviews and approves, or makes recommendations to our board of directors, regarding incentive compensation and equity compensation plans; and
•	establishes and reviews general policies relating to compensation and benefits of our employees.

Item 11. Executive Compensation.

Compensation Philosophy

In fiscal year 2020, the Compensation Committee implemented a compensation plan to accrue salaries on a going forward basis for executives and board members. In fiscal year 2019, due to limited resources, we only paid a small amount of cash bonus compensation to certain executive officers, in no way reflective of market rates or value of services. The following discussion of our philosophy assumes we have the resources to follow that philosophy.

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

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2020, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee last undertook a comprehensive review of compensation and engaged a compensation consultant in November 2009.

Determination of Compensation

In prior years, the Compensation Committee typically made compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year. The Compensation Committee followed such a schedule in order to eliminate the need to award retroactive salary increases. In addition, the Compensation Committee has typically reviewed compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time. Due to the financial position of the Company, the Committee did not follow such a schedule in fiscal 2019, as there were no salary changes. One set of equity options was awarded but not reviewed by the Compensation Committee. Because of the Company’s financial position, no increases were made to base salary and no salaries were paid, with only small bonuses being paid to certain officers in fiscal 2018, 2019 and 2020.

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

We provide very limited perquisites. During fiscal 2019 and 2020, we did not provide any material perquisites.

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

Subsequent to the end of fiscal 2020, we entered into employment agreements with certain officers which provide for cash compensation as well as significant equity awards and incentives.

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

Summary Compensation Table

Name & Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
Joseph Moscato, CEO, President and Chairman of the Board	2017-2018	—	$100,000	—	—	—	—	—	$100,000
	2018-2019	—	$103,144	—	—	—	—	—	$103,144
	2019-2020	$623.082	—	—	—	—	—	—	$623,082
Terry Thompson, COO	2017-2018	—	10,000	—	—	—	—	—	$10,000
	2018-2019	—	$42,500	—	$1,502,325	—	—	—	$1,544,825
	2019-2020	$566,438	—	—	—	—	—	—	$566,438
Anthony S. Crisci, CLO	2017-2018	—	—	—	—	—	—	—	—
	2018-2019	—	30,000	—	$792,039	—	—	—	$822,039
	2019-2020	$424,829	—	—	—	—	—	—	$424,829
Mark Corrao	2017-2018	—	$40,000	—	—	—	—	—	$40,000
CFO	2018-2019	—	$27,540	—	$9,892	—	—	—	$37,432
	2019-2020	—	$10,000	—	—	—	—	—	$10,000
Anthony J. Dolisi, Chief Commercial Officer	2017-2018	—	—	—	—	—	—	—	—
	2018-2019	—	—	—	$819,825	—	—	—	$819,825
	2019-2020	—	—	—	—	—	—	—	$—

(1) The Company estimated the fair value of each stock option on the grant date using a Black-Scholes option-pricing model. Black-Scholes option-pricing models requires the Company to make predictive assumptions regarding future stock price volatility, recipient exercise behavior, and dividend yield. The Company estimated the future stock price volatility using the historical volatility over the expected term of the option. The following assumptions were used in the Black-Scholes option-pricing model:

Year Ended July 31, 2020
Exercise Price	$0.11 – 1.85
Expected term	5 to 10 years
Risk-free interest rate	2.03 - 3.15%
Expected volatility	135.2 - 222.2%
Expected dividend	—
Stock price at valuation date	$0.11 – $1.85

Outstanding Equity Awards at Fiscal Year-End

OUTSTANDING EQUITY AWARDS AT JULY 31, 2020
				OPTION AWARDS		STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Moscato	—	—	—	—	—	—	—	—	—
Terry Thompson	140,000 859,375 250,000 350,000	280,000 - 500,000 -	- - - -	$0.11 $0.64 $0.78 $1.02	10/03/2028 11/01/2028 12/12/2028 5/30/2024	—	—	—	—
Anthony S. Crisci	24,500 468,750 100,000 262,500	49,000 - 200,000 -	- - - -	$0.11 $0.64 $0.78 $1.02	10/03/2028 11/01/2028 12/12/2028 5/30/2024	—	—	—	—
Mark Corrao	31,500	63,000	—	$0.11	10/03/2028	—	—	—	—
Anthony J. Dolisi	315,000 500,000	710,000	—	$1.02 $1.02	05/30/2024 05/30/2024	—	—	—	—

None of our officers exercised options in the fiscal year ended July 31, 2020 and 2019.

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew Ro	$18,881	—	—	—	—	—	$18,881
Dr. Craig Eagle*	$47,203	—	—	—	—	—	$47,203
Brian McGee*	$47,203	—	—	—	—	—	$47,203
Joseph Moscato	$623,082	—	—	—	—	—	$623,082
Lawrence Salvo	$18,881	—	—	—	—	—	$18,881
Mark Prioletti*[1]	—	—	—	—	—	—	—
Omar Gzouli*	—	—	—	—	—	—	—

* Indicates Independent Director

1 Mr. Gzouli resigned as a director in November 2019

Equity Compensation Plan Information

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of July 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,988,675	$0.84	234,846,325
Equity compensation plans not approved by security holders	—	—	—
Total	7,988,675	$0.84	234,846,325

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of our common stock by (i) our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended July 31, 2020) and all the named executives and directors as a group and (ii) any other person or group that to our knowledge beneficially owns more than five percent of our outstanding shares of common stock. Except as indicated below, the address of each holder is c/o Generex Biotechnology Corporation, 10102 USA Today Way, Miramar, Florida 33025.

The information contained in this table is as of September 14, 2020. At that date, we had 91,876,753 shares of common stock outstanding (excluding 88,000 shares the Company is obligated to issue but has not issued).

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Name of Beneficial Owner	Number of Shares	Percent of Class
Named Executives and Directors
Joseph Moscato(1)	604,587	*
Brian T. McGee (2)	37,953	*
James Anderson(3)	40,333	*
Lawrence Salvo(4)	353,678	*
Andrew Ro(5)	113,000	*
Richard Purcell(6)	313,000	*
Jason Terrell(7)	156,500	*
Mark Corrao(8)	106,500	*
Craig Eagle(9)	40,333	*
Terry Thompson(10)	680,000	*
Anthony Crisci(11)	517,750	*
Anthony Dolisi(12)	1,694,413	1.9%
Mark Prioletti(13)	25,000	*
Named Executives and Directors as a group (13 persons)	4,683,047	5.0

* Less than 1%.

(1)	Consists of shares underlying 166,667 vested options issued under various Company stock option and equity plans.
(2)	Consists of shares underlying 37,953 vested options issued under various Company stock option and equity plans.
(3)	Consists of shares underlying 43,333 vested options issued under various Company stock option and equity plans.
(4)	Consists of shares underlying 33,333 vested options issued under various Company stock option and equity plans.
(5)	Consists of shares underlying 113,000 vested options issued under various Company stock option and equity plans.
(6)	Consists of shares underlying 313,000 vested options issued under various Company stock option and equity plans.
(7)	Consists of shares underlying 156,500 vested options issued under various Company stock option and equity plans.
(8)	Consists of shares underlying 106,500 vested options issued under various Company stock option and equity plans.
(9)	Consists of shares underlying 40,333 vested options issued under various Company stock option and equity plans.
(10)	Consists of shares underlying 680,000 vested options issued under various Company stock option and equity plans.
(11)	Consists of shares underlying 517,750 vested options issued under various Company stock option and equity plans.
(12)	Includes shares underlying vested options 376,667 issued under various Company stock option and equity plans and 1,317,746 indirect shares owned through a related party.
(13)	Consists of shares underlying 25,000 vested options issued under various Company stock option and equity plans.
153

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CFO Squad

The CFO Squad, LLC, provides accounting, pre-audit services and financial reporting services to us. Our CFO, Mark Corrao, is an advisor to the CFO Squad. CFO Squad billed $666,789 and $459,457 for accounting and financial services in the fiscal years ended July 31, 2020 and 2019, respectively.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2020 and 2019 to our independent auditors:

Auditors	Years	Audit Fees	Audit Related Fees(1)	Tax Fees	All Other Fees
Mazars USA LLP	2020	$255,000	—	—	—
Mazars USA LLP	2019	$337,200	139,500	—	—
MNP, LLP	2019	—	148,926	—	—

(1) Audit related fee are fees for services rendered in connection with filing of our registration statements.

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 80.

The Consolidated financial statements include the following:

Consolidated Balance Sheets as of July 31, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended July 31, 2020 and 2019

Consolidated Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended July 31, 2020 and 2019

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of November 2020.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Joseph Moscato
Name:	Joseph Moscato
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Joseph Moscato	President and Chief Executive Officer	November 13, 2020
Joseph Moscato	(Principal Executive Officer)

/s/ Brian T. McGee	Director	November 13, 2020
Brian T. McGee

/s/ Andrew Ro	Chief Investment Officer, Senior VP of Investments, Director	November 13, 2020
Andrew Ro

/s/ Craig Eagle	Director	November 13, 2020
Craig Eagle

/s/ Lawrence Salvo	Director	November 13, 2020
Lawrence Salvo

/s/ James T Anderson	Director	November 13, 2020
James T. Anderson

/s/ Mark Prioletti	Director	November 13, 2020
Mark Prioletti

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to 10-K filed October 9, 2015)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
3.4	Certificate of Designation of Series A Preferred Stock
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 7, 2020)
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 7, 2020)
4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 7, 2020)
4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 7, 2020)
4.5	Registration Rights Agreement among Generex Biotechnology Corporation and each other party a signatory thereto (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 7, 2020)
5.1	Opinion of Carmel, Milazzo & Feil LLP (to be filed by amendment)
10.1	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 5, 2018).
10.2	Clinical Trial Agreement between NSABP Foundation, Inc. and NGIO, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 26, 2018)
10.3	Form of Stock Control Agreement among the Company, Lawrence Salvo, Stephen L. Berkman, Joseph Moscato and B-H Sanford, LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2018)
10.4	Form of Agreement, Assignment and Release among the Company, Hemaq Diagnostic Systems, LLC and Stephen L. Berkman. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.5	Form of Stock Pledge Agreement between Joseph Moscato and Istvan Elek dated November 25, 2018. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.6	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.7	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.8	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.9	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.10	Management Services Agreement among Regentys Corporation and its officers. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.11	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.12	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.13	Promissory Note issued to Olaregen. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.14	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.15	Amended and Restated Investor Rights Agreement of Olaregen (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.16	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2019)
10.17	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2019)
10.18	Asset Purchase Agreement by and among Medisource Partners, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2019)
10.19	Asset Purchase Agreement by and among Pantheon Medical - Foot & Ankle, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Current Report on Form 8-K filed on July 16, 2019)
10.20	Stock Purchase Agreement by and between Generex Biotechnology Corporation and GH Care, Inc. DBA ALTuCELL, Inc., effective as of November 15, 2019 (incorporated by reference to 8-K filed November 27, 2019)
10.21	Equity Purchase Agreement between the Company and Oasis (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.22	Registration Rights Agreement between the Company and Oasis(incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.23	Purchase Agreement between the Company and Discover (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.24	Amendment Agreement between the Company and ALTuCELL (incorporated by reference to 8-K filed January 28, 2020)
10.25	Securities Purchase Agreement between the Company and Auctus (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.26	Registration Rights Agreement between the Company and Auctus (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.27	Warrant issued by the Company to Auctus (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.28	Collaboration Agreement, dated February 28, 2020 among the Company, Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (incorporated by reference to 8-K filed March 2, 2020)
10.29	Purchase Agreement between the Company and BHP Capital (incorporated by reference to Exhibit 10.91 to Current Report on Form 10-Q filed on March 10, 2020)
10.30	Purchase Agreement between the Company and Jefferson Street Capital (incorporated by reference to Exhibit 10.92 to Current Report on Form 10-Q filed on March 10, 2020)
10.31	Purchase Agreement between the Company and Platinum Point Capital (incorporated by reference to Exhibit 10.93 to Current Report on Form 10-Q filed on March 10, 2020)
10.32	Purchase Agreement between the Company and Group 10 Holdings (incorporated by reference to Exhibit 10.94 to Current Report on Form 10-Q filed on March 10, 2020)
10.33	Master Services Agreement, dated March 3, 2020, between the Company and EpiVax, Inc. (incorporated by reference to 8-K filed March 17, 2020)
10.34	Purchase Agreement between the Company and Group 10 Holdings (incorporated by reference to Exhibit 10.94 to Current Report on Form 10-Q filed on March 10, 2020)
10.35	Clinical Trial Collaboration and Supply Agreement. Merck Sharp & Dohme B.V., Antigen Express, Inc. June 28, 2017 (incorporated by reference to 8-K filed August 1, 2017).
10.36	Clinical Trial Agreement, Phase II Study, NSABP and Antigen Express, November 20, 2018 (incorporated by reference to 8-K filed November 26, 2018)
10.37	License and Research Agreement between Antigen Express, Inc. and Shenzhen Bioscien Pharmaceuticals Co., Ltd. November 29, 2017 (incorporated by reference to 8-K filed December 11, 2017)
10.38	Purchase Agreement between the Company and Firstfire Global Opportunities Fund LLC.*
10.39	Promissory Note dated May 4, 2020 made to Michael Caridi (incorporated by reference to 8-K filed June 22, 2020
10.40	Promissory Note dated May 4, 2020 made to Michael Caridi (incorporated by reference to 8-K filed June 22, 2020
10.41	Securities Purchase Agreement dated August 4, 2020 among Generex Biotechnology Corporation and each other party a signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2020)
10.42	Securities Purchase Agreement dated as of June 25, 2020 between FirstFire Global Opportunities Fund, LLC and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.43	Registration Rights Agreement dated as of June 25, 2020 between FirstFire Global Opportunities Fund, LLC and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.44	Promissory Note dated June 25, 2020 issued to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.45	Laboratory Services Agreement (incorporated by reference to 8-K filed June 8, 2020)
10.46	Appendix A Statement of Work (incorporated by reference to 8-K filed June 8, 2020)
16	Letter from MNP, LLP (incorporated by reference from Exhibit 16 to Current Report on Form 8-K June 5, 2019)
21.1	Subsidiaries of the Registrant
23.1	Consent of Mazars USA LLP*

* Filed herewith

