Form 10-Q
period 2020-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2020-12-21
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2020

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

As of December 21, 2020, the registrant had 109,983,989 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$833,566	$15,452
Accounts receivable, net	183,928	164,871
Inventory, net	718,624	742,256
Other current assets	306,845	332,268
Total current assets	2,042,963	1,254,847

Property and equipment	175,513	213,668
Goodwill	34,489,342	34,489,342
Intangible assets	9,134,184	9,365,526
Operating lease right-of-use assets, net	22,003	38,140
Other assets	21,421	21,421
TOTAL ASSETS	$45,885,426	$45,382,944

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$33,464,414	$23,907,718
Notes payable, current	9,958,563	10,666,703
Payable to foundation for services	1,315,817	1,315,817
Interest payable to foundation	4,149,900	3,911,141
Loans from related parties	29,700	29,700
Operating lease liabilities - current	22,049	38,253
Refundable advances	2,000,000	—
Deferred tax liability	1,502,122	1,502,122
Total current liabilities	52,442,565	41,371,454

Notes payable – noncurrent, net of debt discount	499,839	499,656
Derivative liability	16,492,507	1,316,757
Common stock payable	8,483,393	10,079,449
Total liabilities	77,918,304	53,267,316

Redeemable non-controlling interest (Note 10)	4,073,898	4,073,898

Stockholders’ deficiency (Note 9)
Common stock, $0.001 par value; 750,000,000 authorized shares; 108,037,614 and 82,251,801 issued and outstanding as of October 31, 2020 and July 31, 2020, respectively	108,037	82,251
Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share; 1,000,000 authorized and no shares issued and outstanding as of both October 31, 2020 and July 31, 2020, respectively	—	—
Additional paid-in capital	418,411,365	429,744,379
Accumulated deficit	(464,643,597)	(452,062,905)
Accumulated other comprehensive income	778,094	780,296

Non-controlling interest	9,239,325	9,497,709
Total stockholders’ deficiency	(36,106,776)	(11,958,270)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$45,885,426	$45,382,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended October 31,
	2020	2019
Revenue	$88,435	$721,661
Cost of goods sold	23,333	133,618
Gross profit	65,102	588,043

Operating expenses
Research and development	1,170,008	338,734
Bad debt expense	—	10,981
General and administrative	13,008,172	4,787,039
Total operating expenses	14,178,180	5,136,754

Operating loss	(14,113,078)	(4,548,711)

Other Income (Expense):
Interest expense	(1,019,080)	(2,516,113)
Interest income	—	452
Change in fair value of common stock payable	123,230	—
Change in fair value of derivative liability	4,019,852	(2,239,422)
Other income, net	—	(8,753)
Net loss	(10,989,076)	(9,312,547)

Net loss attributable to noncontrolling interests	(258,384)	(186,602)

Net loss available to common stockholders	$(10,730,692)	$(9,125,945)

Net loss per common share
Basic	$(0.11)	$(0.13)
Diluted	$(0.11)	$(0.13)

Shares used to compute income per share
Basic	96,859,079	69,800,583
Diluted	96,859,079	69,800,583

Comprehensive loss:
Net loss available to common stockholders	$(10,730,692)	$(9,125,945)
Change in foreign currency translation adjustments	(2,202)	(294)
Comprehensive loss available to common stockholders	$(10,732,894)	$(9,126,239)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Non-controlling Interest	Stockholders’ Equity
Balance on July 31, 2019	—	$—	78,608,419	$78,608	$408,550,211	$(418,727,875)	$797,216	$(9,301,840)	$16,974,439	$7,672,599
Stock compensation expense	—	—	—	—	787,458	—	—	787,458	—	787,458
Issuance of common stock payable	—	—	296,793	297	921,598	—	—	921,895	—	921,985
Conversion of debt to equity	—	—	1,164,190	1,164	1,735,673	—	—	1,736,837	—	1,736,837
Issuance of common stock for acquisitions	—	—	960,000	960	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	1,911,487	—	—	1,911,487	—	1,911,487
Cancellation of shares	—	—	(20,375,900)	(20,376)	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	—	—	1,987,390	—	—	1,987,390	(1,987,390)	—
Issuance of stock options	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	(294)	(294)	—	(294)
Net loss	—	—	—	—	—	(9,125,945)		(9,125,945)	(186,602)	(9,312,547)
Balance on October 31, 2019	—	$—	60,653,502	$60,653	$417,065,185	$(427,853,820)	$796,922	$(9,931,060)	$14,800,447	$4,869,387

Balance on July 31, 2020	—	$—	82,251,801	$82,251	$429,744,379	$(452,062,905)	$780,296	$(21,455,979)	$9,497,709	$(11,958,270)
Stock compensation expense	—	—	51,130	51	1,221,801	—	—	1,221,852	—	1, 221,852
Issuance of common stock payable	—	—	3,529,415	3,529	1,469,297	—	—	1,472,826	—	1,472,826
Conversion of debt to equity	—	—	5,860,255	5,860	1,121,982	—	—	1,127,842	—	1,127,842
Reduction of derivative liabilities	—	—	—	—	538,084	—	—	538,084	—	538,084
Issuance of common stock and warrants with attributed derivative liability from PIPE offering (Note 8)	—	—	5,102,040	5,102	(19,729,318)	—	—	(19,724,216)	—	(19,724,216)
Deemed dividend related to issuance of warrants containing derivative liabilities	—	—	—	—	1,850,000	(1,850,000)	—	—	—	—
Settlement of derivative liability from exercise of warrants	—	—	—	—	1,840,530	—	—	1,840,530	—	1,840,530
Sale of common stock	—	—	2,100,000	2,100	354,610	—	—	356,710	—	356,710
Exercise of Series D warrants	—	—	9,142,973	9,144	—	—	—	9,144		9,144
Currency translation adjustment	—	—	—	—	—	—	(2,202)	(2,202)	—	(2,202)
Net loss	—	—	—	—	—	(10,730,692)	—	(10,730,692)	(258,384)	(10,989,076)
Balance on October 31, 2020	—	$—	108,037,614	$108,037	$418,411,365	$(464,643,597)	$778,094	$(45,346,101)	$9,239,325	$(36,106,776)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended October 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,989,076)	$(9,312,547)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	262,173	203,273
Amortization of operating lease right-of-use assets	16,137	18,887
Stock compensation expense	1,221,852	787,458
Loss of disposal of fixed assets	7,324	—
Amortization of debt discount	174,049	2,065,835
Change in fair value of derivative liabilities - convertible notes	111,150	(727,942)
Change in fair value of derivative liabilities - convertible warrants	(4,131,002)	(66,456)
Change in fair value of derivative liabilities - downside protection	—	3,033,820
Bad debt expense	—	10,981
Increase in notes payable due to default	255,080	—
Change in fair value of common stock payable	(123,230)	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,057)	4,024
Inventory	23,632	(98,184)
Accounts payable and accrued expenses	9,607,452	2,166,545
Interest payable to foundation	238,759	199,685
Loans from related parties	—	52,912
Refundable advance	2,000,000	—
Other current assets	(16,204)	(163,596)
Other current liabilities	25,423	(18,500)
Net cash used in operating activities	(1,335,538)	(1,843,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,451)
Cash received in acquisition of a business; net of cash paid	—	49,305
Net cash provided by investing activities	—	44,854

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of notes payable	(60,000)	(935,731)
Proceeds from note payable	—	2,976,745
Proceeds from issuance of common stock	356,710	—
Proceeds from issuance of common stock and warrants in PIPE offering, net of fees of $150,000	1,850,000	—
Proceeds from exercise of warrants	9,144	—
Net cash provided by financing activities	2,155,854	2,041,014

Effects of currency translation on cash and cash equivalents	(2,202)	(294)

Net increase in cash and cash equivalents	818,114	241,769

Cash and cash equivalents, beginning of period	15,452	298,485
Cash and cash equivalents, end of period	$833,566	$540,254
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$50,000	$25,000
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of derivative liabilities	$538,084	$1,911,487
Discount on derivative liability upon issuance of debt	$—	$1,052,349
Issuance of common stock for conversion of debt	$1,127,842	$1,694,851
Recording of right of use asset and liability	$—	$116,440
Increase common stock payable	$—	$14,500
Issuance of shares--common stock payable	$1,472,826	$921,895
Derivative liability in connection with issuance of warrants from PIPE offering	$21,574,216	$—
Settlement of derivative liability from exercise of warrants	$1,840,530	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

  Generex Biotechnology Corporation and Subsidiaries

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

Note 1 – Organization of Business and Going Concern

Generex Biotechnology Corporation (“Generex”, “Company”, “GNBT”, "we", "us" or "our"), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. As of October 31, 2020, the active subsidiaries of the Company are Generex Pharmaceuticals, Inc.; 1097346 Ontario, Inc.; NuGenerex Immuno-Oncology, Inc.; Nugenerex Diagnostics, Inc.; Rapid Medical Diagnostics Corporation; GNBTELC, LLC; Olaregen Therapeutix, Inc.; Regentys Corporation; Nugenerex Management Services, Inc.; Nugenerex Distribution Solutions 2, LLC; DMEiq, LLC (d/b/a DME-IQ); Rapport Services, LLC; NMSIELC, LLC; High Desert Diagnostic Laboratory, Inc.; NuGenerex Distribution Solutions, LLC; Pantheon F & A, LLC; Nugenerex Surgical Holdings, LLC; NuGenerex Health, LLC; NuGenerex HMO, LLC; NuGenHealth, LLC; and NuGenerex MSO, LLC.

Generex is an integrated healthcare holding company with end-to-end solutions for patient centric care from rapid diagnosis through delivery of personalized therapies. In addition to advancing a legacy portfolio of immune-oncology assets, medical devices, and diagnostics, the Company is focused on an acquisition strategy of strategic businesses that complement existing assets and provide immediate sources of revenue and working capital.

On October 3, 2018, the Company entered into an Asset Purchase Agreement with Veneto Holdings, L.L.C. (“Veneto”) to purchase certain assets of Veneto and its subsidiaries to formulate Nugenerex Distribution Solutions 2, LLC (“NDS 2”). The Agreement bifurcated the closing. On October 3, 2018 (the “First Closing”), the Company purchased substantially all the operating assets of Veneto including (a) system of dispensing pharmacies, (b) one central adjudicating pharmacy, (c) a wholesale pharmaceutical purchasing company, and (d) an in-network laboratory. On November 1, 2018, the Company consummated the acquisition of the Second Closing Assets, consisting primarily of Veneto’s management services organization business and two additional ancillary services.

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

Since July 20, 2020, the termination of the Travis Brid consulting agreement and the COVID-19 pandemic have curtailed the operations of MediSource and Pantheon and as result, the goodwill and intangibles were fully impaired.

On August 25, 2020, Generex Biotechnology Corporation’s wholly owned subsidiary NuGenerex Health LLC, (“NuGenerex Health”), entered into a strategic joint venture with Worldwide Digitech, LLC (“WWDT”) by signing an Operating Agreement to form NuGenHealth LLC (“NuGenHealth”). Under the agreement profits shall be distributed equally; 50% to NuGenerex Health LLC and 50% to WWDT.

WWDT will provide the software powered by the HealthKOS framework and back-end support for the NuGenHealth SaaS system, while NuGenerex Health LLC shall be responsible for the day-to-day management and oversight of business operations along with operating capital totaling approximately $1,500,000.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of $464,643,597 and a working capital deficiency of $50,399,602 on October 31, 2020. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has created a dynamic and uncertain situation in the national economy. Regarding the Company, sales of Olaregen's Excellagen have been significantly impacted by the COVID-19 pandemic. Surgeries and outpatient procedures were delayed and rescheduled, severely limiting sales of wound care and surgical products. Going forward, as the VA and other hospital systems re-open, the re-scheduled surgeries and procedures are expected to start up and create a backlog of cases, which should accelerate product sales to pre-COVID levels in due course.

As a result of the termination of the Travis Bird Consulting Agreement and the ongoing COVID-19 pandemic, the operations of Medisource and Pantheon have been significantly curtailed resulting in no sales for during the current quarter ending October 31, 2020 compared to $449,196 for the same period in the prior year with no expectation that such sales will resume in the near future.

Because of the COVID-19 pandemic Generex and its subsidiaries are currently pursuing the development of a SARS-CoV-2 vaccine using the company's patented Ii-Key peptide vaccine technology. To this end, the Company applied for funding to BARDA in the U.S., Health Canada, and the Malaysian Ministry of Health as well as with CEPI, the international public/private consortium focused on the development of vaccines for the global market. To date, Generex has identified viral epitopes through computer vaccinology algorithms, and manufactured those peptide sequences with the Ii-Key moiety for testing in immunological screening program using convalescent blood samples from patients who have recovered from COVID-19. The immunological blood screening program is in progress. Manufacturing partners have been identified and contracted for clinical and commercial supply. Completion of the Ii-Key-SARS-CoV-2 peptide vaccine program is being funded through a partnership with international partners, including Bintai Kinden.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, which include only normal recurring adjustments, considered necessary for a fair presentation have been included.

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated.

Operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet on October 31, 2020 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

	Three months ended October 31,
Revenue Source	2020	2019
Product sales	$88,435	$713,405
Management services	—	8,256
Total Revenue	$88,435	$721,661

Provisions for estimated sales returns and uncollectible accounts are recorded in the period in which the related sales are recognized based on historical and anticipated rates.

Adoption of New Accounting Standards

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company has adopted the standard effective August 1, 2020. The adoption of this ASU had no material impact on its consolidated financial statements.

Recently Issued Accounting Standards

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

Note 3 - Commitments and Contingencies

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000 which has been accrued as of October 31, 2020.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition and on April 24, 2020, the Court issued an Opinion and Order in the Litigation confirming the portions of the Arbitration Award regarding liquidated damages, pre-judgment interest, legal fees, and costs, but remanding to the Arbitrator for further proceedings the portion of the Arbitration Award relating to “the economic value today of 84,000 warrants convertible to Generex’s stock exercisable at $2.50 per share as of September 24, 2018” (the “Remanded Arbitration”). On September 18, 2020, the Court issued that AEXG recover from Generex the total sum of $384,771, which sum consists of $210,000 in liquidated damages, $93,304 in legal fees, $12,393 in arbitration fees, $3,313 in arbitration expenses, $65,762 in pre-judgment interest, and post-judgment interest at a rate established by 28 U.S.C § 1961 from September 18, 2020, until the judgment is satisfied (the “Partial Final Judgment”).  The parties settled and agreed to the terms of the Partial Final Judgment that included a payment schedule to which Generex has paid $200,000 in cash to date with the remaining balance being paid and retired in 30 days. The settlement terms do not apply, settle, or resolve in any manner the Remanded Arbitration or the issues pending therein, including, but not limited to, the economic value of the 84,000 warrants, Generex’s right to contest AEXG’s attorneys’ fees, or Generex’s right to contest the issue of who is the prevailing party for fees other than those fees awarded in the Arbitration Award. Generex continues to vigorously defend the open matters. As of October 31, 2020, the Company has accrued approximately $450,000 related to this matter.

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

On October 26, 2018, Generex entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which a note due on October 26, 2019 was called for repayment in the principal amount of $682,000.  On January 25, 2019, Generex received a letter from Alpha’s counsel stating that the note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the note.  The letter demanded repayment in full. On February 12, 2019, Alpha filed a lawsuit in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Generex does not agree with Alpha’s legal demands and continues to defend the lawsuit.

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. (“NDS”) in the District Court of Dallas County, Texas requesting damages of $3,413,000. This lawsuit is directly connected to assets that were supposed to be transferred to NDS from a third party, but never were transferred. Compass Bank had a lien on those certain assets that were supposed to be transferred into the ownership of NDS, a subsidiary of Generex. NDS and Generex shall continue to defend this legal matter. As of October 31, 2020, the Company has accrued $3,416,695 related to this matter.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The Company shall continue to defend this legal matter. As of October 31, 2020, the Company has accrued for the full $2,752,235 balance.

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

On December 2, 2019 the Company was named as a respondent in an arbitration brought by KSKZ Management, LLC before the American Arbitration Association in Texas.  The Claimant alleges that the Company breached a consulting agreement that purportedly obligated the Company to pay claimant a monthly consulting fee for three years.  Kevin Kuykendall is the manager and a member of Claimant. Claimant is seeking approximately $3,450,000 in unpaid consulting fees allegedly due.  The Company is vigorously defending itself and has filed counterclaims against Claimant. The Company believes that the likelihood of an unfavorable outcome is remote and as result has not accrued anything for this claim.

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020 the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover Growth Fund, LLC and issue it shares pursuant to the Purchase Agreement and Promissory Note.  Discover has since dropped the Delaware case without prejudice. The Company has accrued approximately $2,500,000 as of October 31, 2020.

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

On October 2, 2020, the Company and its subsidiary, NuGenerex Distribution Solutions, LLC, was named as a defendant in an action brought by AVEM Medical, LLC, formerly known as Medisource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement by issuing fewer shares to the seller than what the agreements contemplated.  AVEM claims entitlement to an additional $312,000 in Company stock, and Pantheon claims entitlement to an additional $576,800 in Company stock. The Company has filed a motion to dismiss the case for lack of subject matter jurisdiction, and it intends to vigorously defend the case wherever it is ultimately litigated. The Company intends to vigorously defend the case, and nothing is accrued at this time.

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

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of October 31, 2020, Generex has advanced $212,000 to ALTuCELL. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

Olaregen

On November 24, 2019, the Company amended the Stock Purchase Agreement with Olaregen. The Company was obligated to pay in full $11,600,000 to Olaregen by November 30, 2019, in connection with the purchase of Olaregen capital stock (the “Olaregen Note”). Effective November 24, 2019, the deadline was extended to January 31, 2020. On February 14, 2020, the Company agreed to exchange 4,250,000 shares of Generex Common Stock and 1,065,000 shares of NGIO for the remaining outstanding shares of Olaregen with a waiver of any penalties and accrued interest on the outstanding Olaregen Note. As a result, Olaregen become wholly owned by the Company.

Regentys

On November 25, 2019, the Company amended the Stock Purchase Agreement with Regentys originally on January 7, 2019. Effective November 25, 2019, the remaining three payments of $2,039,001, $2,000,000, and $3,000,000 were all payable on or before December 30, 2019. The Company is negotiating the terms of a new extension and there has been no demand for payment at this time.

MediSource – Pantheon

On August 1, 2019, the Company, through its wholly owned subsidiary NDS, closed on Asset Purchase Agreements (the “APAs”) for the purchase of substantially all the operating assets of MediSource and Pantheon which provided the Pantheon Earn-out and MediSource Earn-out based about the EDITDA achieved by Patheon and MediSource. Neither earn-out was achieved nor anticipated for the remainder of the earn-out period and therefore the liability for contingent consideration was relieved.

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

Agreements

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

The Company recognized $0 and $251,765 as research and development related to the clinical trial agreement with NSABP for the three-month periods ended October 31, 2020 and 2019, respectively.

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

Pursuant to this agreement, Generex will pay to CTL a fee for work plan completion an amount not to exceed $939,478. As of October 31, 2020, $562,063 is accrued under this agreement.

COVID-19 Collaboration Agreement

On October 5, 2020, the Company entered into a Distribution and Licensing Agreement (the “Agreement”) with Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (“Bintai”) for the exclusive rights to distribute, sell, develop and commercialize the Generex Ii-Key-SARS-CoV-2 coronavirus vaccine (the “Vaccine”) in Malaysia and South East Asia countries, with right of first refusal to commercialize the Vaccine within New Zealand, Australia and the Global Halal markets (the “Territory”). The Agreement, among other things, consists of Bintai providing 100% funding for U.S. clinical development, manufacturing and commercial registration of the Vaccine for the Territory and paying Generex the following fees:

a.	$2,625,000 – Pre-Commercialization Stage Fees (inclusive for intellectual property rights, regulatory fees, and legal fees)
b.	$10,000,000 – Commercialization Stage Fees

The Company has received $2,000,000 as refundable advance related to this distribution and licensing agreement for the three-month ended October 31, 2020. If the Company fails to secure FDA approvals within 6 months of execution of the agreement, or a reasonable time thereafter, the advance must be returned to Bintai.

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

Employee Compensation and Settlement Agreements

During the three months ended October 31, 2020, the Company awarded executives and employees bonus compensation of $7,005,416 to be paid in approximately $1 million in cash and $6 million in stock. The cash portion is to be paid out before December 31, 2020 and the stock portion is expected to be issued by January 31, 2021.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement with the Henry M. Jackson Foundation (the “Foundation” for the clinical research and development of AE37 for the treatment of breast cancer). The Company agreed to pay the foundation total compensation of $2,700,000 payable at various intervals over the term of the agreement.

On September 9, 2013, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Foundation, under which the Company n acknowledged that they were in arrears on its payment and interest obligations to the Foundation in the amount of $1,315,817. Pursuant to the Forbearance Agreement, the Company and the Foundation agreed that in exchange for deferring the overdue payments the Company would among other matters, pay the foundation (i) the final $200,000 upon completion of the study and acceptance of all study documents, (ii) a royalty of 5% of net third party sales and (iii) the original forbearance amount will continue to bear interest at 1.5% per month, compounded. The Foundation may terminate the Forbearance Agreement by providing the Company written notice should the Company, among other matters, fail to make payments due under the Forbearance Agreement. The foundation has not provided the study documents to the Company.

The Foundation has not notified the Company that it is in default of any of its obligations under the Forbearance agreement.

Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the period ended October 31, 2020 and 2019, the Company recorded interest expense in the amount of $238,759 and $199,685, respectively, in the statements of operations. As of October 31, 2020 and July 31, 2020, the Company has recorded accrued interest of $4,149,900 and $3,911,141, respectively.

Note 4 – Inventory

Inventory consists of the following components:

	October 31,	July 31,
	2020	2020
Raw materials	$182,722	$182,722
Finished goods	535,902	559,534
Total Inventory	$718,624	$742,256

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	October 31,	July 31,
	2020	2020
Computers and technological assets	$50,205	$53,314
Machinery and equipment	317,751	329,977
Furniture and fixtures	18,725	18,725
Leasehold Improvements	—	16,596
	386,681	418,612
Less accumulated depreciation	(211,168)	(204,944)
	$175,513	$213,668

Depreciation expense related to property and equipment for the three months ended October 31, 2020 and 2019 was $30,831 and $48,847, respectively. Additionally, the Company disposed of $7,324 worth of fixed assets during the three months ended October 31, 2020.

Note 6 – Goodwill and Intangible Assets

The goodwill was recognized as a result of the acquisitions of Veneto, Regentys and Olaregen in fiscal year 2019. Goodwill was $34,489,342 as of October 31, 2020 and July 31, 2020.

Intangible assets consist of the following at:

	Estimated	October 31,	July 31,
	Useful Lives	2020	2020
In-Process Research & Development		$6,302,427	$6,302,427
Non-compete agreements	3 years	1,210,000	1,210,000
Developed software/technology	5 years	131,000	131,000
Intellectual Property	5 years	2,459,000	2,459,000
Patents	20 years	51,274	51,274
		10,153,701	10,153,701
Less accumulated amortization		(1,019,517)	(788,175)
		$9,134,184	$9,365,526

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. As of October 31, 2020, the in-process research and development (“IPR&D”) of $6,302,427 in the aggregate was a combination of $2,911,377 obtained through the acquisition of HDS and $3,391,050 obtained through the acquisition of Regentys. None of the research and development of the underlying IPR&D have been abandoned, nor was it determined to be impaired by management as a result of COVID-19. On March 20, 2020, the Company was recently awarded a Blanket Purchase Agreement (BPA) contract from the National Strategic Acquisition Center (SAC). The VA’s National Contract and National BPA programs are used by VA medical centers, related facilities, specific State Veterans Homes, and other Federal facilities to procure select products based on clinical evidence, patient outcomes, and economic cost to the VA hospitals. The SAC awarded Olaregen’s Excellagen will expedite the purchasing of Excellagen at over 165 VA medical centers across the U.S. and Puerto Rico. This approval process was critical to the Company’s ability to determine that IPR&D associated with Olaregen, valued at $2,459,000, no longer has an indefinite life subject to amortization. The Company determined Olaregen’s IPR&D useful life to be 5 years.

Amortization expense amounted to $231,342 and $154,426 for the three months ended October 31, 2020 and 2019, respectively.

The estimated amortization expense remainder of the current fiscal year and for the next five years and thereafter is as follows:

Year Ending July 31,	Amount
For the nine months ended July 31, 2021	$692,555
2022	654,190
2023	520,564
2024	500,914
2025	458,202
Thereafter	5,332
Total	$2,831,757

Note 7 – Notes Payable

On October 26, 2018, Generex entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold its Note Due October 26, 2019 (“Note”) in the principal amount of $682,000. The purchase price of the Note was $550,000 from which Generex was required to pay the $15,000 fee of the investor’s counsel. The remaining $147,000 of principal amount represents original issue discount. The Note does not bear any stated interest in addition to the original issue discount. On January 26, 2019, the note went into default and since that date has an effective interest rate is 24% per annum.

In May 2019, the Company consummated a Stock Purchase Agreement entered into January 14, 2019 to which the Company sold a $2,000,000 promissory note bearing interest at 7% per annum originally due and payable on August 1, 2019. The notes remain active and interest has continued to accrue while new terms of the note are in process of being negotiated.

In August 2019, the Company borrowed $1,000,000 from an investor, bearing 10% interest per annum, with an original issue discount of $150,000. This note is due in one year from the date of issuance.

In August 2019, the Company entered into Securities Purchase Agreements to which the Company sold convertible note, bearing 10% interest per annum, in the principal amount of $1,100,000. The purchase price was $1,000,000 and the remaining 100,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes will be convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price determined as follows: 80% of the lowest trading price of the common stock on the ten days prior to conversion. The embedded beneficial conversion feature in these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $521,383 and was recorded as a discount of the Notes. In August 2020, this note was fully converted into common stock leaving no balance as of October 31, 2020.

In December 2019, the Company entered into Securities Purchase Agreements with an investor pursuant to which the Company sold a convertible note bearing interest of 12% per annum in the principal amount of $2,200,000 and due in 18 months. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 95% of the lowest stock five trading days prior to conversion less. During the 2020 fiscal year, the Company defaulted on the note for not filing the S-1 within a required period. Thereafter the interest increased to 22% per annum and the conversion price decreased to 85% of the lowest stock five trading days prior to conversion. The embedded beneficial conversion feature in the note meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $111,508 and was recorded as a discount of the note. On February 18, 2020, the investor has filed suit and the Company is evaluating the claim and has had a preliminary settlement discussion with the plaintiff.

In November 2019, the Company entered into Securities Purchase Agreements pursuant to which the Company sold convertible notes bearing 10% interest per annum (the “Notes”) in the aggregate principal amount of $203,333. The purchase price of the note was $183,333 and the remaining $20,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the Notes are convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 80% of the lowest 20 days prior to conversion. The embedded beneficial conversion feature of these notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $161,325 and was recorded as a discount of the notes.

On February 10, 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold a convertible note bearing interest at 12% per year in the principal amount of $305,000 and issued 35,000 shares of common stock. The purchase price of the note was $270,000 and the remaining $35,000 of principal amount represents $30,000 of original issue discount and $5,000 of closing costs. Subject to certain ownership limitations, the note is convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal to 80% of the lowest closing price as of the date of the notice. The embedded beneficial conversion feature of these note meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $131,703 and was recorded as a discount of the note. During the three months ended October 31, 2020, the entire note was converted into common stock.

On February 19, 2020, a lender made a formal demand for repayment of a note payable due on August 29, 2020 because they claim Company failed to comply with all terms of the note. On April 8, 2020, the Company signed a forbearance agreement with the lender to remove the major default penalty but increase the annual interest rate to 22%. The balance of the note was amended to $956,535 in cash which includes principal in the amount of $772,500 and approximately $184,035 of accrued interest and penalties. On July 31, 2020, a settlement was reached where the Company agreed to issue 3,499,415 shares of common stock for $1,459,676 which included $772,500 of principal and $687,176 of interest and penalties. On July 30, 2020, the note was settled to be paid in Company common stock and on August 11, 2020, the shares were issued.

As of October 31, 2020, there were two notes in default with an aggregate principal balance of $2,882,000.  The notes are accruing at default rates of interest of 22% and 24% per annum.

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

On April 9, 2020, the Company issued a note to a lender for $50,000 due in year with an interest rate of 10% per annum. The funds were paid directly to one of the Company’s vendors. On May 4, 2020, the Company issued a promissory note with a purchase price of $100,000 to the same investor that matures in one year and has a stated interest rate of 10% per annum. Additionally, the Company agreed to issue 20,000 shares of restricted common stock and 20,000 stock options with an exercise price of $0.43 which was due upon execution of the note. On October 9, 2020, the Company paid $60,000 toward these notes leaving a balance of $90,000 as of October 31, 2020.

In April 2020, Regentys, Olaregen, NDS 2 and MediSource (collectively “the Subsidiaries”) were granted loans (the “PPP Loans”) in the aggregate amount of $499,473, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Subsidiaries to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Subsidiaries having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

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

On June 25, 2020, the Company entered into a Securities Purchase Agreements pursuant to which the Company sold a convertible note bearing interest at 12% per year in the principal amount of $150,000. The purchase price of the note was $145,000 and the remaining $5,000 of principal represents original issue discount. Subject to certain ownership limitations, the notes will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price equal 80% of the lowest closing price for the ten trading days prior to the day of the notice. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $59,985 and was recorded as a discount of the note. During September 2020 and October 2020, the entire note was converted into common stock.

Amount
Balance of notes payable on July 31, 2020	$11,166,359
Increase in debt due to default	255,080
Amortization of debt discount	174,049
Conversions	(1,077,086)
Payments	(60,000)
Balance of notes payable on October 31, 2020	$10,458,402

	As of October 31, 2020	As of July 31, 2020
Notes payable	$10,709,655	$11,591,661
Less: debt discount	(251,253)	(425,302)
Total debt, net of discount	10,458,402	11,166,359
Notes payable, net - noncurrent	499,839	499,656
Notes payable, net - current	$9,958,563	$10,666,703

On December 28, 2017, the Company through its then wholly owned subsidiary NuGenerex Distribution Solutions, LLC (“NuGenerex”), completed the acquisition of the assets and 100% of the membership interests of two pre-operational pharmacies, Empire State Pharmacy, LLC (“Empire Pharmacy”) and Grainland Pharmacy, LLC (“Grainland Pharmacy”), pursuant to the bills of sale for a consideration of $320,000 Promissory Note due and payable in full on June 28, 2018 bearing an annual interest rate of 3%. The note was extended by six months and set to mature with the same terms on December 28, 2018. The note remains active and interest has continued to accrue while new terms of the note are in process of being negotiated. Empire Pharmacy is not currently operating, and Grainland Pharmacy has been dissolved.

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

Pursuant to its acquisition of Regentys, the Company inherited convertible notes with several investors which collectively held a principal plus of $615,000 as of the date of acquisition. As of October 31, 2020, the remaining principal balance was $349,656 with an unamortized debt discount balance of $16,824. These notes have an accrued interest balance of $95,885 as of October 31, 2020.

Note 8 – Derivative Liability

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

Based on the various convertible notes described in Note 7, and the sale of common stock in a private investment in public equity (“PIPE”) described in Note 9, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of October 31, 2020:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Total
Balance as of July 31, 2020	$742,391	$574,366	$1,316,757
Additions during the period	—	21,574,216	21,574,216
Change in fair value	111,150	(4,131,002)	(4,019,852)
Change due to conversion / exercise	(538,084)	(1,840,530)	(2,378,614)
Balance as of October 31, 2020	$315,457	$16,177,050	$16,492,507

Note 9 - Stockholders’ Equity

Common Stock

Stock compensation expense

During the three months ended October 31, 2020, the Company recognized $1,210,859 of expense related to the vesting of stock options. In October 2020, the Company issued 51,130 shares of common stock to vendors for services valued at $0.215 per share, or $10,993.

Sale of common stock

On November 25, 2019, the Company entered an Equity Purchase Agreement with Oasis Capital, LLC (“Oasis”) to purchase up to $40,000,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. During September 2020 and October 2020, Oasis purchased 2,100,000 shares of common stock in three tranches for an aggregate price of $356,710.

Issuance of common stock in a PIPE deal, net of fees and exercise of warrants

On August 4, 2020, the Company and three institutional accredited investors (each a “Buyer” and, collectively, the “Buyers”) entered into a securities purchase agreement pursuant to which the Company sold and issued to the Buyers an aggregate of 5,102,040 shares of the Company’s common stock, par value $0.001 per share, and received net proceeds of $1,850,000 after deducting commissions and attorney’s fees of $150,000.

Pursuant to the Securities Purchase Agreement, the Company issued to the Buyers (i) Series A Warrants to purchase 5,102,040 shares of Common Stock in the aggregate (the “Series A Warrants”) with an initial exercise price equal to $0.392 per share (the “Series A/B Exercise Price”), (ii) Series B Warrants to purchase 15,306,122 shares of Common Stock in the aggregate (the “Series B Warrants”) with an initial exercise price equal to the Series A/B Exercise Price; (iii) Series C Warrants to purchase the number of shares of Common Stock equal to Maximum Eligibility Number (as defined therein) (the “Series C Warrants”) at an initial exercise price equal to $0.539 per share; and (iv) Series D Warrants to purchase the number of shares Common Stock equal to the Maximum Eligibility Number (as defined therein) (the “Series D Warrants” and together with the Series A Warrants, the Series B Warrants and the Series C Warrants, the “Warrants” and the Warrants together with the Common Shares and the shares of Common Stock underlying the Warrants, the “Securities”) at an exercise price equal to $0.001 per share, in each case, subject to adjustment and beneficial ownership limitations set forth therein. Subject to the satisfaction or waiver of certain conditions set forth in the Series A Warrants, the Company may force the Buyers to exercise the Series A Warrants in full on the twenty second (22nd) trading day (the “Forced Exercise Date”) after the effectiveness of the Company’s registration statement that registers all of the Common Shares and shares underlying the Warrants. The exercise price set forth in each of the Series A Warrants, the Series B Warrants and Series C Warrants is subject to adjustment on certain trigger dates as provided in each such Warrant. The holders of the Series A Warrants, Series B Warrants and Series C Warrants shall be allowed a cashless exercise if a registration statement registering the Securities is not effective within 180 days following the issuance of such Warrants. On certain interim reset dates (“Interim Reset Date(s)” and second trigger dates (“Second Trigger Date(s)”) as set forth in the Series D Warrants, the Series D Warrants will become exercisable into a number of shares of Common Stock that would have been issued on the issuance date and upon exercise of the Series A Warrants and Series B Warrants had the purchase price per share and exercise price of the Series A Warrants and Series B Warrants been equal to the applicable reset price as set forth in the Series D Warrant; or the right to use the applicable exercise price, or adjustment right (as the case may be) calculated using the Black-Scholes Option Pricing Model pursuant to the Securities Purchase Agreement. The Buyers have the potential right to have these Warrants settled in cash equal to the Black Scholes value of any remaining unexercised warrant.

As a result, of an Interim Reset Date on September 28, 2020, and Second Trigger Date on October 12, 2020, the additional warrants were issued and the exercise price adjusted as follows: (i) 5,112,463 additional Series A Warrants were issued to purchase 10,214,503 in the aggregate shares of Common Stock with a “reset” exercise price equal to $0.1958 per share (the “Series A/B Reset Exercise Price”), (ii) 15,337,389 additional Series B Warrants to purchase 30,643,509 shares of Common Stock in the aggregate with a reset exercise price equal to the Series A/B Exercise Price; (iii) 9,142,973 additional Series C Warrants to purchase the number of shares of Common Stock to purchase 19,347,053 shares of Common Stock in the aggregate at a reset exercise price equal to $0.28149 per share; and (iv) the Buyers exercised 9,142,973 Series D Warrants and purchased 9,142,973 shares of Common Stock at $0.001 per share (See Note 12 – Warrants).

Deemed dividend related to issuance of warrants containing derivative liabilities

As a result of the excess warrant liability recorded relative to the total proceeds received in connection with the Securities Purchase Agreement (see Note 8), this led to a full discount ascribed to the common stock. Accordingly, the Company then immediately recorded a deemed dividend of $1,850,000 to accrete the common stock to the value received in this transaction by increasing Additional Paid-in Capital and reducing accumulated deficit by $1,850,000. As a result of the excess warrant liability for the warrants granted relative to total proceeds received in connection with pursuant to the Securities Purchase Agreement (see Note 8) it was determined to be immediately beneficial upon initial closing date and, as a result, the Company recorded a deemed dividend of $1,850,000 increasing Additional Paid-in Capital and reducing the Accumulated Deficit by $1,850,000.

Issuance of common stock payable

During the three months ended October 31, 2020 and 2019, 3,529,415 and 296,793 shares of common stock payable were issued to settle outstanding obligations, valued at $1,472,826 and $921,895, respectively. As of October 31, 2020 and July 31, 2020, the value of the remaining shares to be issued was $8,483,393 and $10,079,449, respectively.

Common Stock Payable
Balance as of July 31, 2020	$10,079,449
Issuance of common stock payable	(1,472,826)
Change in fair value of common stock payable	(123,230)
Balance as of October 31, 2020	$8,483,393

Conversion of debt to equity

During the three months ended October 31, 2020 and 2019, the Company issued 5,860,255 and 1,164,190 shares of common stock for the conversion of $1,127,842 and $1,736,837 of debt, respectively. As a result of the debt conversions during the three months ended October 31, 2020 and 2019, $538,084 and $1,911,487 of derivative liabilities were reduced, respectively.

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

On February 14, 2020, the remaining stockholders of Olaregen exchanged all of its outstanding shares for 5,950,000 shares of Generex common stock and 2,765,000 shares of NGIO. After this transaction Olaregen became a 100% owned subsidiary.

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

As of October 31, 2020, 400,300,000 shares of NGIO are issued and outstanding of which 36,296,849 shares belong to non-controlling interest shareholders which represents a 9.07% non-controlling interest.

Note 10 – Redeemable Non-Controlling Interest

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

Note 11 - Stock-Based Compensation

Stock Option Plans

The Company has two stockholder-approved stock incentive plans under which shares and options exercisable, with a range of vesting between 0 and 48 months, for shares of common stock have been or may be granted to employees, directors, consultants and advisors. All remaining options under the 2006 Stock Plan have expired and no shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and a total of 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). As of October 31, 2020, there were 0 and 229,077,640 shares available under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The 2017 Plan (the Plan) is administered by the Board of Directors (the Board). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plan. Generally, the interpretation and construction of any provision of the Plan or any options granted hereunder is within the discretion of the Board.

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

During August and September 2020, the Company granted 6,222,210 stock options to buy common stock, at $0.45 per share and $0.31 per share, to various officers, board members, employees and consultants.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2020	8,847,025	$0.90	5.96	$508,932
Granted	6,222,210	$0.35	9.84	—
Forfeited or expired	(2,146,875)	$0.82	6.75	—
Exercised	—	—	—	—
Outstanding – October 31, 2020	12,922,360	$0.65	7.52	$130,315

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on October 31, 2020. The market value was $0.208 based on the closing bid price for October 31, 2020.

A summary of the status of the Company’s non-vested stock options the three months ended October 31, 2020 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested on July 31, 2020	4,082,767	$1.06
Granted	6,222,210	0.35
Expired	—	—
Canceled	(366,667)	0.79
Vested	(2,459,053)	0.59
Non-vested on October 31, 2020	7,479,257	$0.64

There were 5,443,103 vested common stock options under the Plan as of October 31, 2020. The compensation expense was $1,211,007 for the three months ended October 31, 2020. The Company had $3,936,129 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan on October 31, 2020 to be recognized over an average of 2.09 years.

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

October 31, 2020
Exercise price	$0.31 – $0.45
Time to expiration	10 years
Risk-free interest rate	0.16% - 0.18%
Estimated volatility	148.3% - 148.8%
Expected dividend	—
Stock price at valuation date	$0.31 – $0.45

Note 12 - Warrants

As of July 31, 2020, the Company had 567,553 warrants outstanding. On August 4, 2020, the Company initially issued 30,612,240 warrants in the aggregate pursuant to the Private Placement (see Note 9 - Stockholders’ Equity, Sale of common stock in a private placement (PIPE), net of fees and exercise of warrants); and 29,592,825 additional warrants as a result, of an Interim Reset Date on September 28, 2020, and Second Trigger Date on October 12, 2020, and the additional warrants were issued, and the exercise price was adjusted.

The following is a table of warrants issued in connection with the PIPE deal during the three months ended October 31, 2020:

	Initial Exercise Price	Initial Warrants Issued	Additional Warrants Issued	Reset Exercise Price	Outstanding Warrants as of October 31, 2020
Series A Warrants	$0.392	5,102,040	5,112,463	$0.196	10,214,503
Series B Warrants	$0.392	15,306,120	15,337,389	$0.196	30,643,509
Series C Warrants	$0.539	10,204,080	9,142,973	$0.281	19,347,053
Total Warrants from PIPE deal		30,612,240	29,592,825		60,205,065

On September 28, 2020, the Interim Reset Date, 5,662,190 Series D Warrants were issued and exercised at $0.001 per share; and on October 12, 2020, the Second Trigger Date on October 12, 2020, 3,480,783 Series D Warrants were issued and exercised at $0.001 per share, for an aggregate of 9,142,973 warrants issued and exercised.

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2020	567,553	$2.50	2.20	$—
Issued	69,348,038	0.19	5	7,546,985
Exercised	(9,142,973)	0.001	5	1,892,595
Expired	—	—	—	—
Outstanding – October 31, 2020	60,772,618	$0.24	4.99	$5,654,389

Note 13 - Net Income Per Share (“EPS”)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the years ended October 31, 2020 and 2019, respectively.

	Three Months Ended October 31,
	2020	2019
Convertible debt	16,867,885	5,061,647
Stock options	12,922,360	9,339,195
Warrants	60,772,618	21,567,553
Total	90,562,863	35,968,395

Note 14 – Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax loss arising from domestic operations (United States) were $10,982,942 and $34,291,142 for the three months ended October 31, 2020 and the year ended July 31, 20120, respectively. Pre-tax (losses)/income arising from foreign operations (Canada) were ($6,134) and $59,049 for the three months ended October 31, 2020 and the year ended July 31, 2020, respectively.

As of October 31, 2020, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $219.7 million, of which $189.5 million will expire in 2021 through 2038, and $30.3 million will not expire. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.4 million, which expire in 2026 through 2041. NGIO has NOL carryforwards of approximately $35.7 million which will expire in 2021 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.6 million, of which $5.0 million will expire in 2033 through 2038 and $1.6 million will not expire. Olaregen Therapeutics, Inc. has NOL carryforwards of $4.1 million which will not expire. Veneto has NOL carryforwards of $10.6 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and NGIO and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of October 31, 2020, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of over $73 million with a full allowance equal to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months.

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

Note 15 - Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the unaudited condensed interim consolidated financial statements were issued.

On November 9, 2020 and November 18, 2020, the Company exercised put options pursuant to an Equity Purchase Agreement with Oasis for an aggregate of 1,750,000 shares of Generex common stock for $306,939 of net proceeds.

On November 13, 2020, Generex Biotechnology Corporation and its majority owned subsidiary NuGenerex Immuno-Oncology, Inc., (collectively “Generex”) signed The Ii-Key Innovative Vaccine Development Agreement (the “Agreement”) with Beijing Youfeng International Consulting Co., Ltd (“BYIC”), National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention (“NIVDC”) and Beijing Guoxin Haixiang Equity Investment Partnership (“BGHEIP” and together with BYIC and NIVDC, the “China Partners”) to set up a joint research team and a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Generex internationally patented Ii-Key innovative technology for a SARS-CoV-2 coronavirus peptide vaccine (the “Vaccine”) and other vaccines in the People’s Republic of China (“China”) and for Generex to provide the Joint Entity with an exclusive license to use its intellectual property; technical know-how, pre-clinical and clinical data and background materials, in each case, relating to Ii-Key-SARS-CoV-2 technology in the People’s Republic of China, including Hong Kong Special Administrative Region and Macau Special Administrative Region, but excluding the Islands of Taiwan (the “Licensed Territory”). The Agreement, among other things, consists of the Joint Entity providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex licensing and royalty fees as follows:

1.	Licensing Fee: $5,000,000 upfront fee due upon the execution of the Agreement; and then upon a successfully approved Vaccine, and an additional $20,000,000 from the net profits from the Joint Entity.

2.	Royalty Fee: Once the Vaccine comes on to market for the first commercial sale, then the Joint Entity shall:

a.	Offer Generex 20% of the equity interests in the Joint Entity; or

b.	Cash payments to Generex in a price equal to $2 per dose for the COVID-19 vaccine.

The Joint Entity shall have the perpetual sole and exclusive license to use the Generex technology within Licensed Territory. Generex shall negotiate separately with the Joint Entity with respect to the sale of such technology in other countries outside the Licensed Territory.

On November 13, 2020, Generex Biotechnology Corporation and its majority owned subsidiary NuGenerex Immuno-Oncology, Inc., (collectively “Generex”) signed The Ii-Key Innovative Flu Vaccine Development Agreement (the “Agreement”) with Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (collectively referred to as “China Partners”) to set up a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Generex internationally patented Ii-Key innovative technology for a Flu peptide vaccine and other vaccines (the “Vaccine”) in the People’s Republic of China (“China”). The Agreement, among other things, consists of the Joint Entity providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex a licensing fee of US$2,500,000 (minus expenses estimated at US$500,000) upon successful development of the flu vaccine and receipt of approval from NMPA for the product launch.

The Joint Entity shall have the perpetual sole and exclusive license to use the Generex technology within licensed territory and the licensed area.

On November 17, 2020, Generex signed statement of work (SOW) #2 with CTL to conduct FDA requested laboratory testing and analysis for a contracted amount of $82,780.

On November 19, 2020 Generex signed a work order with Polypeptide Laboratories to manufacture GMP grade Ii-Key vaccines for the COVID-19 vaccine program for a contracted amount of $273,000.

On November 25, 2020 Generex signed a work order with Covance to conduct preclinical animal immunogenicity studies for the Ii-Key COVID-19 vaccine program. The cost of the project is projected at $130,135.

On December 7, 2020, Generex signed a contract with Patheon, by Thermo Fisher Scientific, to provide manufacturing and fill/finish services for the clinical supply of aseptically filled Ii-Key-SARS COV2 Vaccine Sterile Liquid Vials (the “Product”) for a Phase I/II study. The cost of the project, specifications for which are still in development, are expected to be in the range of $1,127,000 and $1,530,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month period ended October 31, 2020 and 2019.

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2020, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the three months ended October 31, 2020.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2020 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results of our historical business are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2020. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

Overview of Business

Corporate History

Generex Biotechnology Corporation (the “Company,” “Generex,” “we,” “us” or “our”) is based in Miramar, Florida, with offices in Toronto, Canada and Wellesley, Massachusetts. The Company was originally incorporated in the state of Delaware on September 4, 1997, for the purpose of acquiring Generex Pharmaceuticals Inc., a Canadian (Province of Ontario) corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and development and other activities. The Company’s acquisition of Generex Pharmaceuticals Inc. was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals Inc. exchanged their shares for shares of Generex common stock.

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

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which was incorporated in Ontario, Canada, remained as our wholly owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals Inc.; Generex Pharmaceuticals Inc. is the 100% owner of 1097346 Ontario Inc., which was also incorporated in Ontario, Canada. In August 2003, we acquired NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (“NGIO”), a Delaware incorporated company. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. On February 28, 2019 Generex issued a dividend of NGIO to Generex shareholders in the amount of 1 share of Antigen for every 4 shares of Generex common stock. Generex still maintains majority control of NGIO.

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

On January 18, 2017, we acquired a majority of the equity interests in Hema Diagnostic Systems, LLC (“HDS”). In December 2018, we acquired the remaining interest in HDS. The company, now a wholly owned subsidiary of Generex, has been renamed NuGenerex Diagnostics, LLC (NGDx), and is managed by President Harold Haines, PhD.

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

Effective October 3, 2018, NuGenerex assigned the Veneto Asset Purchase Agreement to NuGenerex Distribution Solutions 2, LLC.  The sole member of NuGenerex Distribution Solutions 2, LLC is NuGenerex Management Services, Inc., a wholly owned subsidiary of Generex Biotechnology Corporation.

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

On January 7, 2019, we acquired a majority interest in Regentys Corporation (“Regentys”) for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $14,342,414 for a total net purchase price of $14,742,414. The total fair value of the assets acquired totaled $907,883 and goodwill of $13,834,581. Installments payable under the note were tied to specific business development objectives and dates. As of October 31, 2020, an additional $237,100 was paid for a total of $1,405,365 against the note. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $11,472,334 for a total net purchase price of $11,872,663. The total fair value of the assets acquired totaled $2,461,439 and goodwill of $9,411,224. As of October 31, 2020, an additional $5,800 was paid for a total of $1,422,600 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

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

On July 20, 2020, Travis Bird terminated the Consulting Agreement and Travis Bird is no longer entitled to commissions from future net sales. In total, Travis earned $1,404,915 under this agreement and has been paid $773,366, leaving a balance of $631,549 as of October 31, 2020. As a result, the operations have been curtailed and goodwill and intangibles were fully impaired.

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

On August 25, 2020, Generex Biotechnology Corporation’s wholly owned subsidiary NuGenerex Health LLC, (“NuGenerex Health”), entered into a strategic joint venture with Worldwide Digitech, LLC (“WWDT”) by signing an Operating Agreement to form NuGenHealth LLC (“NuGenHealth”). Under the agreement profits shall be distributed equally; 50% to NuGenerex Health LLC and 50% to WWDT.

WWDT will provide the software powered by the HealthKOS framework and back-end support for the NuGenHealth SaaS system, while NuGenerex Health LLC shall be responsible for the day-to-day management and oversight of business operations along with operating capital totaling approximately $1,500,000.

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

On November 13, 2020, Generex Biotechnology Corporation and its majority owned subsidiary NuGenerex Immuno-Oncology, Inc., (collectively “Generex”) signed The Ii-Key Innovative Vaccine Development Agreement (the “Agreement”) with Beijing Youfeng International Consulting Co., Ltd (“BYIC”), National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention (“NIVDC”) and Beijing Guoxin Haixiang Equity Investment Partnership (“BGHEIP” and together with BYIC and NIVDC, the “China Partners”) to set up a joint research team and a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Generex internationally patented Ii-Key innovative technology for a SARS-CoV-2 coronavirus peptide vaccine (the “Vaccine”) and other vaccines in the People’s Republic of China (“China”) and for Generex to provide the Joint Entity with an exclusive license to use its intellectual property; technical know-how, pre-clinical and clinical data and background materials, in each case, relating to Ii-Key-SARS-CoV-2 technology in the People’s Republic of China, including Hong Kong Special Administrative Region and Macau Special Administrative Region, but excluding the Islands of Taiwan (the “Licensed Territory”). The Agreement, among other things, consists of the Joint Entity providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex licensing and royalty fees as follows:

1.	Licensing Fee: $5,000,000 upfront fee due upon the execution of the Agreement; and then upon a successfully approved Vaccine, and an additional $20,000,000 from the net profits from the Joint Entity.

2.	Royalty Fee: Once the Vaccine comes on to market for the first commercial sale, then the Joint Entity shall:

a.	Offer Generex 20% of the equity interests in the Joint Entity; or

b.	Cash payments to Generex in a price equal to $2 per dose for the COVID-19 vaccine.

The Joint Entity shall have the perpetual sole and exclusive license to use the Generex technology within Licensed Territory. Generex shall negotiate separately with the Joint Entity with respect to the sale of such technology in other countries outside the Licensed Territory.

On November 13, 2020, Generex Biotechnology Corporation and its majority owned subsidiary NuGenerex Immuno-Oncology, Inc., (collectively “Generex”) signed The Ii-Key Innovative Flu Vaccine Development Agreement (the “Agreement”) with Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (collectively referred to as “China Partners”) to set up a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Generex internationally patented Ii-Key innovative technology for a Flu peptide vaccine and other vaccines (the “Vaccine”) in the People’s Republic of China (“China”). The Agreement, among other things, consists of the Joint Entity providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex a licensing fee of US$2,500,000 (minus expenses estimated at US$500,000) upon successful development of the flu vaccine and receipt of approval from NMPA for the product launch.

The Joint Entity shall have the perpetual sole and exclusive license to use the Generex technology within licensed territory and the licensed area.

Historical Business

Historically, we have been a research and development company focused on the commercialization of Oral-lyn buccal insulin spray for diabetes. Additionally, through our wholly owned subsidiary NGIO, we have a deep intellectual property portfolio of immunotherapy assets relating to the “Ii-Key” technology that activates the immune response for the treatment of cancer and infectious diseases. We completed a Phase IIb clinical trial of AE37 immunotherapeutic peptide vaccine with the Ii-Key technology in over 300 women with breast cancer on November 15, 2019.

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

We believe that these legacy diagnostics, diabetes and cancer assets are may have significant value which is not being recognized due to missteps in the clinical development process by previous management, resulting inability to raise capital necessary to fund further development. We think the products and IP portfolio retain significant value. A recently signed co-development deal with a major pharmaceutical company for AE37 in triple negative breast cancer, and a licensing deal in China for AE37 in prostate cancer illustrate the potential for AE37 immunotherapeutic vaccine. Additionally, Oral-lyn has been reformulated to enter clinical trials for Type II diabetes. The HDS EXPRESS diagnostic technology has been expanded with the new, patent pending EXPRESS II technology and a new product pipeline. We filled our first international commercial order for 40,000 units of its NGDx -Malaria PF/PV Cassette Test Kit to Imres, BV, a Netherlands-based medical distribution company, and were recently granted a CE Mark Certification under the European Medical Devices Directive (MDD) for its The Express II Syphilis Treponemal Assay, a rapid point-of-care diagnostic assay for the detection of syphilis antibodies in primary and secondary syphilis. As part of the reorganization plan, we placed our legacy assets into separate subsidiaries under the NuGenerex family of companies, including NuGenerex Diagnostics, NGIO, and NuGenerex Therapeutics (Oral-Lyn and RapidMist buccal delivery technology). Our strategy is to reignite the Oral-Lyn development program with a reformulated buccal insulin spray, and to build out the diagnostics business, as detailed in the following paragraphs, however there are no assurances that we will be able to accomplish our strategic objectives.

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

On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigational New Drug (“IND”) submission to Health Canada (Canada's equivalent to the FDA) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an IND application with the FDA in October 1998 and received FDA approval to proceed with human trials in November 1998.

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

In late April 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first subject screening in Texas. Other clinical sites participating in the study were located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), European Union (Romania, Poland and Bulgaria), Eastern Europe (Russia and Ukraine),) and Ecuador. Approximately 450 subjects were enrolled in the program at approximately 70 clinical sites around the world. The Phase III protocol called for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing. However, we have undertaken a formulation enhancement project with the University Health Network at the University of Toronto and the University of Guelph, Ontario to increase the amount of insulin reaching the blood stream. We believe that the preliminary results from an animal study are encouraging.

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

NuGenerex Immuno-Oncology (NGIO, formerly Antigen Express)

NuGenerex Immuno-Oncology is a public company, majority owned by Generex that is focused on the modulation of the immune system and activation of T cells to treat cancer. To that end, we are developing immunotherapeutic products and vaccines based on our proprietary, patented platform technology, Ii-Key. The Ii-Key is a peptide derived from the major histocompatibility complex (“MHC”) Class II associated invariant chain (Ii) that regulates the formation, trafficking, and antigen-presenting functions of MHC class II complexes, essential for the activation of T cells in the immune response.

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

NGIO was created not only to advance the Ii-Key core technology, but also to expand our portfolio in the field of immunotherapy, infectious disease vaccines and personalized medicine through partnerships and acquisitions.

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

The final results of the Phase IIb clinical trial of AE37 +/- GM-CSF vaccine for the prevention of recurrence of breast cancer have been published in the peer-reviewed journal, Breast Cancer Research & Treatment. In the AE37 arm of this trial, the investigators found that patients with advanced stage, HER2 under-expression, and TNBC may benefit from AE37 vaccination, and those with both advanced stage and HER2 under expression have a significant clinical benefit to AE37 vaccination, demonstrating earlier DFS plateau that was maintained for up to the ten years of follow-up. The study showed that AE37 induces CD4+ T helper cell stimulation which is required for the effective generation of long-term cell-mediated immunity, and postulates that the AE37 vaccine may have more of an immunoadjuvant effect to augment a vaccine-induced CD8+ T-Lymphocyte (CTL) response. Further, AE37 is able to directly stimulate the HLA-DR alleles with epitopes present in the HER2 protein, increasing interferon gamma (IFN-γ) and CD4+ T-helper (Th1) cells which in turn assist in strong in vivo autologous lysing of tumor cells by CD8+ cells. Thus, the addition of the Ii-Key in AE37 specifically enhances immune responses via the MHC class I pathway. Additionally, the study shows that the Ii-Key acts as an immune system adjuvant, activating both the CD4+ response and the CD8+ response against the HER2 antigenic epitope to which it is attached. The authors point out the benefit of such a complete immune response that combines CD8+ and CD4+ activation may not only induce an immediate cell mediated cytolytic response versus tumor cells but may also induce T-Helper cell mediated long-term immunity to protect against tumor recurrence.

Based on the results from this trial, NuGenerex has entered into a collaborative agreement with Merck Sharpe & Dohme B.V. (Merck) and the National Surgical Adjuvant Breast and Prostate Program (NSABP) to conduct a Phase II trial to evaluate the safety and efficacy of AE37 in combination with the anti-PD-1 therapy, KEYTRUDA (pembrolizumab) in patients with metastatic triple-negative breast cancer. The trial is scheduled to begin enrolling patients in the second quarter of 2019. As the clinical trial continues, NGIO will be obligated to pay NSABP, pursuant to the Clinical Trial Agreement, additional amounts during each completed phase in the increments and at the times set forth in the agreement up to $2,118,461 upon NASBP achieving certain milestones in four primary phases: Start-Up Activities, Accrual and Treatment Period, Follow-up Period and Primary Endpoint. As of October 31, 2020, we have incurred $591,459 of expenses against this commitment.

In addition to the breast cancer program, NuGenerex has conducted a Phase I clinical trial in prostate cancer, enrolling thirty-two HER-2/neu+, castrate-sensitive, and castrate-resistant prostate cancer patients to demonstrate safety and strong immunological response to AE37. The results of a three-year follow-up analysis revealed that vaccinated patients had immune memory to the HER-2/neu epitope of the Ii-Key-HER-2 vaccine, AE37, and these patients had improved clinical outcomes as compared to the control group. These results demonstrate the ability of ii-Key vaccines to generate targeted, long-lasting immune responses against target epitopes of tumor biomarkers.

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

Since the start of the COVID-19 pandemic, NGIO has been working to develop an Ii-Key vaccine against the new coronavirus SARS-CoV-2 using the company’s proprietary and patented Ii-Key immune system regulation technology.

Generex has signed an exclusive licensing deal with our partners at EpiVax who have identified such protein fragments or epitopes to generate Ii-Key-SARS 2 peptide vaccines. The peptides and Ii-Key are made from naturally occurring amino acids, ensuring an excellent safety profile for Ii-Key vaccines. We have manufactured the Ii-Key epitopes at laboratory scale and have conducted testing of their immune regulating activities in a blood screening program using convalescent blood and serum samples from COVID-19 recovered patients.

The blood screening program is being conducted through a research grant to the University of California San Diego and the Scripps Institute that provides convalescent COVID-19 patient samples and antibody testing, and a commercial contract laboratory, CTL that is conducting the T cell assays of immune modulation. This work will support the filing of an IND with the FDA for human clinical trials.

Generex signed a Licensing & Distribution Agreement with Bintai Kinden Corporation of Malaysia for the development and commercialization of the Ii-Key-SARS-CoV-2 coronavirus vaccine. Under the terms of the Agreement, Bintai will have an exclusive license to distribute the Ii-Key-SARS-CoV-2 vaccine in Southeast Asia, including Malaysia (pop. 32.4 million), Vietnam (pop. 95.5 million), Indonesia, (pop. 69.4 million) and the Philippines (pop. 106.7 million). Additionally, Bintai was given an option, which they have exercised for distribution in Australia (pop. 25.5 million) and New Zealand (pop. 4.8 million) using its extensive connections to secure contracts in the region. The Licensing & Distribution agreement for Australia and New Zealand is currently being finalized.

In exchange for the license and distribution exclusivity, Bintai has paid an up-front licensing fee of $2.625 million and has committed to funding 100% of the commercial development costs for the Ii-Key-CoV-2 vaccine including laboratory and pre-clinical work, GMP manufacturing in the U.S., U.S. and global Phase I, Phase II, and Phase III clinical trials, and all clinical and regulatory work required for approval

The company has signed a potential $50 million Licensing and Development Agreement with the China CDC, Beijing Guoxin Haixiang Equity Investment Partnership, and Beijing Youfeng International Consulting Co., Ltd for the Ii-Key vaccine platform technology from NuGenerex Immuno-Oncology (NGIO). The agreement incorporates the first Ii-Key platform project for the development and commercialization of the Ii-Key-SARS-CoV-2 coronavirus vaccine in China, with a $5 million upfront licensing fee, 100% funding for manufacturing, development and commercial registration, and the first $20 million of profit on sales of Ii-Key- SARS-CoV-2 vaccine in China, plus royalty payments for COVID vaccine sales in China with the potential to reach several billion dollars. The Agreement incorporates provisions to advance the development of other Ii-Key vaccines for infectious diseases and cancer under separate contracts that are currently being finalized. Under the terms of the platform deal, Generex will receive a licensing fee of up to $50 million for the exclusive use of the Ii-Key vaccine platform for infectious disease and cancer in China and its territories. For each product developed using the Ii-Key technology under the platform license, Generex will receive an upfront payment, full funding for product development, regulatory approval, and commercialization in China, a success fee upon product approval, and a royalty to be determined on a case-by-case basis.

Generex has signed a worldwide Licensing and Development Agreement with a consortium of partners in China to utilize the Ii-Key vaccine platform technology from Generex subsidiary NuGenerex Immuno-Oncology (NGIO) for developing a vaccine against the G4 EA H1N1 swine influenza that is rapidly emerging in China. Under the terms of the deal, Generex will receive an upfront payment of $2.5 million to initiate the Ii-Key vaccine development work to identify swine flu epitopes for a new Ii-Key vaccine. The partnership will provide full funding for product development, regulatory approval, and commercialization worldwide. The current plan is to incorporate the Ii-Key-H1 vaccine into the seasonal influenza vaccine to create a Complete Vaccine across influenza strains. Upon commercialization, Generex will receive a royalty on sales of the influenza vaccine.

Future Plans

NGIO has been established to not only to advance the NuGenerex Immuno-Oncology core technology, but also to expand our portfolio in the field of immunotherapy and personalized medicine through partnerships and acquisitions. As part of our strategy, we spun-out NuGenerex Immuno-Oncology as a separate, public entity to unlock the true value of the Ii-Key technology for our stockholders as it creates a pure play in immunotherapy, which will foster investment and collaboration.

NGIO, has 750,000,000 authorized shares of common stock, 400,300,000 of which are outstanding, and prior to the stock dividends completed by Generex, were held by Generex. Generex has completed two stock dividends of such shares. On February 25, 2019, the Company distributed an aggregate of 15,089,271 (approximately 3.8%) of such shares to Generex stockholders. Pursuant to this dividend, our shareholders received 1 share of NGIO for every 4 shares of our stock held by the stockholders. On February 24, 2020, Generex completed a second distribution under which Generex distributed an aggregate of 19,026,262 NGIO shares to Generex shareholders. Under this second dividend, shareholders received 2 shares of NGIO stock for every 5 shares of Generex held by the shareholders. Generex’s current ownership of NGIO stock is 364,003,151 shares (approximately 90.93%). As of October 31, 2020, NGIO reported total assets of $20,039 consisting of prepaid expenses and cash. The Company believes that NGIO’s most valuable asset is its internally developed intellectual property. However, the internally developed intellectual property has not met the criteria for capitalization and accordingly, the Company has not recorded any such costs on its balance sheet.

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

We plan to finalize the public offering in 2021 and have applied for listing to a national stock exchange for NGIO in 2020.

NuGenerex Diagnostics (formerly Hema Diagnostic Systems LLC)

Our wholly owned subsidiary, NuGenerex Diagnostics is in the business of developing, manufacturing, and distributing rapid point-of-care in-vitro medical diagnostics for infectious diseases. These are commonly referred as rapid diagnostic tests (“RDTs”). We manufacture and sell RDTs based upon our own proprietary EXPRESS platforms as well as standard “cassette” devices.

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

Each device incorporates a test strip containing reagent lines (stripes) that have been impregnated with specific antigens or antibodies that detect the target molecules specific to an infectious disease. The test strips are incorporated into our proprietary EXPRESS platforms which are easy-to-use and user-friendly diagnostic devices. There are two EXPRESS platforms: the EXPRESS and the EXPRESS II. The EXPRESS II is an upgraded version of the original EXPRESS and its use involves fewer operator steps, making it of higher clinical utility value. The Express II platform is designed to be used in a broad range of clinical and laboratory medical settings and for direct use by consumers in the home. It is simple to use, with fewer steps of operation than other rapid point-of-care tests. A single drop of blood taken by a simple finger stick is added directly to the device and the assay is activated by placing a pod of buffer solution onto the device. Results can be read in as early as 5 minutes, and no longer than 30 minutes. The accuracy of the Express II Syphilis Treponemal Assay is equal to or better than standard laboratory assays for syphilis antibodies with sensitivities and specificities of over 99%.

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

The “New” Generex & The NuGenerex Family of Subsidiary Companies

Through reorganization and acquisition, we are building the family of NuGenerex subsidiary companies to provide end-to-end solutions for physicians and patients. We have acquired 100% of Olaregen Therapeutix Inc. (“Olaregen”), a regenerative medicine company that has recently launched Excellagen wound conforming gel, which is FDA-cleared for the management of 17 wound healing indications, and Regentys Corporation (“Regentys”), a clinical-stage development company with regenerative medicine technology for the treatment of inflammatory bowel diseases Additionally, upon funding, NDS plans to launch a new software as a service (SaaS) business called DME-IQ that enables orthopedic surgeons to manage in house programs for orthopedic durable medical equipment, including inventory controls, insurance adjudication, and patient billing. We plan to roll out beyond our Arizona Startup of NugenHealth, LLC an RPM and CCM offering to our broader MSO network. Together, under the banner of these subsidiary companies offer a range of products and services to meet the needs of our proprietary distribution channels. Cross selling of products and services will enhance the revenue opportunities for the entire family of NuGenerex subsidiaries. Our management continues to search for value added services we can offer to physician relationships.

NuGenerex Health, LLC

Generex is in the process of building the final link in our corporate mission to provide physicians, hospitals, and all healthcare providers with an end-to-end solution for patient centric care from rapid diagnosis through delivery of personalized therapies, streamlining care processes, minimizing expenses, and delivering transparency for payers.

In the future, and once the specialty practices are operational, NuGenerex Health plans to form an HMO to serve patients with Chronic Special Needs Plans (C-SNP) and Dual-Eligible Special Needs Plans under Medicare Advantage and Medicare Part B and Part D. In doing this, Generex intends to partner with an experienced HMO developer. Following the roadmap established by this partner in building some of the most successful HMO companies in recent history, NuGenerex plans to generate significant membership growth by developing patient centric engagement programs and building on our strong provider relationships.

Contemplated Product Positioning and HMO Plan Design

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

Services and Products

NuGenHealth, LLC

NuGenerex Health LLC, entered into a strategic joint venture with Worldwide Digitech, LLC (“WWDT”) by signing an Operating Agreement to form NuGenHealth LLC. Under the agreement profits shall be distributed equally; 50% to NuGenerex Health LLC and 50% to WWDT. WWDT will provide the software powered by the HealthKOS framework and back-end support for the NuGenHealth SaaS system, while NuGenerex Health LLC shall be responsible for the day to day management and oversight of business operations.

On September 24, 2020, NuGenHealth, LLC signed a services agreement with Paradise Valley Family Medicine, P.C. an Arizona professional corporation (“PVFM”) to provide a software and services solution for patient engagement, Remote Patient Monitoring (RPM) and Chronic Care Management (CCM) services that are recommended and reimbursed by the Centers of Medicare and Medicaid Services (CMS).

This services agreement allows us to launch the NuGenHealth Software as a Service (SaaS) business for Remote Patient Monitoring (RPM) and Chronic Care Management (CCM), reimbursable services from CMS, to facilitate patient care coordination and healthcare collaboration. Once the inaugural system is implemented at PVFM, we plan to expand the NuGenHealth SaaS system to other practices and chronic care patient populations to rapidly grow revenues for the company. These practices and patient populations can form the foundation that enables NuGenerex Health to establish a new HMO.

NuGenerex Distribution Solutions

We established NuGenerex Distribution Solutions in 2018 as the foundational piece in the transformation of the Company into an integrated healthcare holding company that provides end-to-end solutions for physicians and patients. The NDS model repositions the physician-owned Management Services Organization (MSO) model with a group purchasing model that is positioned to procure our new products and services that can be delivered directly to physician partners, cutting out the middle-man. NDS will also continue to provide inventory selection and management, as well as management services for legal and regulatory compliance, accounting, HR, IT and customer support services through the physician networks.

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

NDS Expansion

The NuGenerex physician network has operated in five states and is configuring a roll out which will be compliant and reduce healthcare costs through better outcomes. Those organizations which join us in our new partnership model will be aligned solely with our shareholders and will receive discount codes to procure our products such as Excellagen.

DME-IQ

NDS is planning to launch DME-IQ, a novel software as a service (SaaS) solution for physicians to manage in-office distribution of durable medical equipment (DME). DME-IQ supports the development and management of compliant and profitable in-office DME programs. DME-IQ focuses on several key areas which include negotiating on behalf of the physicians with key vendors to decrease the COGS (Cost of Goods Sold), increasing insurance collections by providing oversight of the coding during the billing process, providing the necessary personnel to manage the appeals processes, and ensuring compliance with state and federal regulations.

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

Regentys Corporation

Our majority-owned subsidiary, Regentys Corporation (formerly Asana Medical, Inc.) is a regenerative medicine company developing a tissue engineered therapy for the treatment of Ulcerative Colitis (“UC”).

Overview

In January 2019, we acquired a majority interest in Regentys Corporation, a Florida corporation, a development-stage regenerative medicine company. Since its formation in May 2013 as Asana Medical Inc., Regentys has been developing a first-in-class tissue engineered therapies for the treatment of UC and other inflammatory bowel diseases.

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

Financing

In January 2019, Regentys was acquired by Generex for an aggregate purchase price of $15,000,000, with $400,000 paid in upfront cash up-front and a promissory note of $14,600,000. Installments payable under the note were tied to specific business development objectives and dates. As October 3, 2019, an additional $850,000 was paid for a total of $1,250,000 against the note. Regentys entered into an accommodation agreement dated March 14, 2019 with Generex to provide longer time to pay. On November 25, 2019, the payment due date for the first three installments was extended to December 30, 2019 and extended on January 10, 2020 further to January 31, 2020. A Fourth Payment of $5,000,000 was due on or about February 1, 2020 (which has not been paid) and the final payment of $1,150,000 payable on or about February 1, 2021. Interest has been accruing at 4% per annum with a balance of $993,444, of which $434,567 is included in noncontrolling interest on the balance sheet as of October 31, 2020. The last payments of $115,000 and $120,000 were made on October 21, 2020 and October 30, 2020, respectively.

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

NuGenerex Surgical Products

MediSource Partners & Pantheon Medical – Foot & Ankle

Due to various business complications including the termination of the Travis Brid consulting agreement and the ongoing COVID-19 pandemic, the operations of Medisource Partners and Pantheon Foot & Ankle have been curtailed until further notice.

 Accounting for Research and Development Projects

Our major research and development projects are NGIO’s peptide immunotherapeutic vaccines, including COVID-19 and breast cancer vaccines.

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

Pursuant to this agreement, Generex will pay to CTL a fee for work plan completion an amount not to exceed $939,478. During the three months ended October 31, 2020, $562,063 has been incurred under this agreement.

During the three months ended October 31, 2020 and 2019, NGIO expensed $0 and $251,459, respectively, to NSABP for clinical trials for additional research and development relating to NGIO’s peptide immune therapeutic vaccines and related technologies. One NGIO vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an NGIO vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of NGIO’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies net operating losses attributed to NGDx, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

The following table summarizes our research and development projects in development and the next milestone in its development and estimated costs to achieve such milestone:

List of Projects

Company (Subsidiary)	R&D Project	Current Milestone Target	Estimated Milestone Start Dates	Estimated Milestone Costs
NGIO	AE37 Cancer Vaccine	Phase II Clinical Trial	March 2021	$1,800,000
NGIO	COVID-19 Vaccine	Development of Human Trials	Jan. 2021	1,700,000
Regentys	ECM	First In-Human Clinical Trial in Australia	June 2021	2,000,000
NGDx	Express I & II	FDA 510K Approval	Feb. 2021	750,000
TOTAL				$6,250,000

The following is a summary of our research and development costs for the three months ending October 31, 2020:

	Three Months Ending October 31,
R&D Project	2020	2019
AE37 Cancer Vaccine	$127,533	$37,382
COVID-19 Vaccine	893,645	—
ECM	91,176	139,718
Express I & II	57,654	138,674
Excellagen*	—	15,760
Excellasome®**	—	7,200
	$1,170,008	$338,734

 *Product in active commercialization

**No longer an active research and development project

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 31, 2020 filed with the SEC on November 13, 2020, except as follows:

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of October 31, 2020 and July 31, 2020, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of either a multinomial lattice model or a Monte Carlo model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, contractual exercise price reset events, and change in control timing estimate and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended October 31, 2020 compared to three months ended October 31, 2019

During the three months ended October 31, 2020 and 2019, net revenues decreased $633,226 to $88,435 from $721,661, respectively. The decrease resulted primarily because there was no revenue generated by Pantheon in the three months ended October 31, 2020 while it generated $449,196 during the same period in the prior fiscal year. Additionally, there was a decrease in revenues generated by Olaregen which has been impacted by COVID-19.

Research and development costs in the three months ended October 31, 2020 and 2019 were $1,170,008 and $338,734, respectively. The increase of $831,274 is primarily from the clinical costs related to NGIO’s COVID vaccine for which no expenses were incurred in the prior fiscal quarter.

General and administrative expenses in the three months ended October 31, 2020 and 2019 were $13,008,172 and $4,787,039, respectively. The increase of $8,221,133 is primarily due to bonus compensation of $7,005,416 to be paid in approximately $1 million in cash and $6 million in stock, $500,000 in consulting fees and approximately $423,000 increase in stock compensation related to issuance of stock options to employees and consultants.

Interest expense in the three months ended October 31, 2020 and 2019 was $1,019,080 and $2,516,113, respectively. The decrease is primarily due to the decrease in amortization of debt discount of $1,891,786 from the previous year’s fiscal quarter, partially offset by approximately $250,000 of default interest and approximately $100,000 increase of interest on notes payable.

The change in fair value of derivative liabilities for the three months ended October 2020 and 2019 was a gain of $4,019,852 and a loss of $2,239,422, respectively. The $6,259,274 increase is primarily due to the change in fair value of the Series A, B, C and D Warrants issued in connection with the PIPE during the three months ended October 31, 2020, which resulted in a gain of approximately $3,900,000, compared to the loss of approximately $3,033,000 in the previous year’s fiscal quarter which resulted from the change in fair value of downside protection.

We had a net loss for the three months ended October 31, 2020 and 2019 of $10,989,076 and $9,312,547, respectively. The increase in net loss for the three months ended October 31, 2020 was caused by the factors described above.

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

While we raised $1,850,000 of net proceeds from a private placement and $356,710 from the sale of common stock during the three months ended October 31, 2020, the Company’s cash position is not sufficient for twelve months of operations.

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

Financings

The following is a summary of the financing activities that we have completed during the three months ended October 31, 2020.

Financing – August 4, 2020

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

Financing – September 25, 2020

On September 25, 2020, the Company sold 600,000 shares of common stock to Oasis Capital, LLC for net proceeds of $95,083.

Financing – October 9, 2020

On October 9, 2020, the Company sold 750,000 shares of common stock to Oasis Capital, LLC for net proceeds of $131,204.

Financing – October 21, 2020

On October 9, 2020, the Company sold 750,000 shares of common stock to Oasis Capital, LLC for net proceeds of $130,424.

Financing – November 6, 2020

On November 6, 2020, the Company sold 750,000 shares of common stock to Oasis Capital, LLC for net proceeds of $123,524.

Financing – November 17, 2020

On November 17, 2020, the Company sold 1,000,000 shares of common stock to Oasis Capital, LLC for net proceeds of $183,416.

Cash flows for the three months ended October 31, 2020

For the three months ended October 31, 2020, we used $1,335,538 in cash to fund our operating activities. The use for operating activities included a net loss of $10,989,076. Changes to working capital included a decrease of $9,607,304 related to accounts payable and accrued expenses and $2,000,000 of refundable advance.

The use of cash was offset by non-cash expenses of $262,173 related to depreciation and amortization, $1,221,852 related to stock compensation, $174,049 of amortization of debt discount and a $4,019,852 change in fair value of derivative liabilities.

We had cash provided by financing activities in the three months ended October 31, 2020 of $2,155,854, most of which was from net proceeds from private placement (PIPE) of $1,850,000 and net proceeds from sale of common stock of $356,710 partially offset by payments on notes payable of $60,000.

Our net working capital deficiency on October 31, 2020 increased to $50.4 million from $40.1 million on July 31, 2020, which was attributed primarily to an increase in accounts payable and accrued expenses.

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.
•	$800,000 on or before January 31, 2019. The Company has paid this installment.
•	$3,000,000 on or before February 28, 2019. As of October 31, 2020, the Company has paid $166,800 of this installment and the full balance of $3,000,000 is payable on or before January 31, 2020 per extension in amended agreement.
•	$1,000,000 on or before May 31, 2019. As of September 14, 2020, the Company has not paid this installment and the full balance of $1,000,000 was payable on or before January 31, 2020 per extension in amended agreement. We have not made this payment.
•	$6,000,000 on or before January 31, 2020. We have not made this payment.

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. The balance was payable on or before December 30, 2019, but as of November 30, 2020, the Company has paid $1,662,790.

•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of October 31, 2020, the Company has not yet paid this installment and the full balance of $2,000,000 was payable on or before December 30, 2019 per extension in amended agreement.

•	$3,000,000 to initiate a first-in-human pilot study on or before December 30, 2019.

•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020.

•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of October 31, 2020, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the 2020 third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, and have concluded that there have been no changes that occurred during the first quarter of fiscal year 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000 which has been accrued as of October 31, 2020.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition and on April 24, 2020, the Court issued an Opinion and Order in the Litigation confirming the portions of the Arbitration Award regarding liquidated damages, pre-judgment interest, legal fees, and costs, but remanding to the Arbitrator for further proceedings the portion of the Arbitration Award relating to “the economic value today of 84,000 warrants convertible to Generex’s stock exercisable at $2.50 per share as of September 24, 2018” (the “Remanded Arbitration”). On September 18, 2020, the Court issued that AEXG recover from Generex the total sum of $384,771, which sum consists of $210,000 in liquidated damages, $93,304 in legal fees, $12,393 in arbitration fees, $3,313 in arbitration expenses, $65,762 in pre-judgment interest, and post-judgment interest at a rate established by 28 U.S.C § 1961 from September 18, 2020, until the judgment is satisfied (the “Partial Final Judgment”).  The parties settled and agreed to the terms of the Partial Final Judgment that included a payment schedule to which Generex has paid $200,000 in cash to date with the remaining balance being paid and retired in 30 days. The settlement terms do not apply, settle, or resolve in any manner the Remanded Arbitration or the issues pending therein, including, but not limited to, the economic value of the 84,000 warrants, Generex’s right to contest AEXG’s attorneys’ fees, or Generex’s right to contest the issue of who is the prevailing party for fees other than those fees awarded in the Arbitration Award. Generex continues to vigorously defend the open matters. As of October 31, 2020, the Company has accrued approximately $450,000 related to this matter.

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

On October 26, 2018, Generex entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which a note due on October 26, 2019 was called for repayment in the principal amount of $682,000.  On January 25, 2019, Generex received a letter from Alpha’s counsel stating that the note was in default because Generex’s common stock was not listed on NASDAQ within 90 days after the issuance of the note.  The letter demanded repayment in full. On February 12, 2019, the Alpha filed a lawsuit in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Generex does not agree with Alpha’s legal demands and continues to defend the lawsuit.

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. (“NDS”) in the District Court of Dallas County, Texas requesting damages of $3,413,000. This lawsuit is directly connected to assets that were supposed to be transferred to NDS from a third party, but never were transferred. Compass Bank had a lien on those certain assets that were supposed to be transferred into the ownership of NDS, a subsidiary of Generex. NDS and Generex shall continue to defend this legal matter.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The Company shall continue to defend this legal matter. The company is awaiting service. As of October 31, 2020, the Company has accrued for the full $2,752,235 balance.

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

On December 2, 2019, the Company was named as a respondent in an arbitration brought by KSKZ Management, LLC before the American Arbitration Association in Texas.  The Claimant alleges that the Company breached a consulting agreement that purportedly obligated the Company to pay claimant a monthly consulting fee for three years.  Kevin Kuykendall is the manager and a member of Claimant. Claimant is seeking approximately $3,450,000 in unpaid consulting fees allegedly due.  The Company is vigorously defending itself and has filed counterclaims against Claimant. The Company believes that the likelihood of an unfavorable outcome is remote.

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

On October 2, 2020, the Company and its subsidiary, NuGenerex Distribution Solutions, LLC, was named as a defendant in an action brought by AVEM Medical, LLC, formerly known as Medisource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement. The Company intends to vigorously defend the case.

Item 1A. Risk Factors.

Generex is a smaller reporting company defined by Rule 12b-2 of the Exchange Act and not required to provide Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between August 7, 2020 and October 13, 2020, the Company converted $838,622 of principal and $41,733 of interest and $255,000 of default penalties into 5,860,255 shares of common stock.

Between September 24, 2020 and November 18, 2020, the Company exercised put options pursuant to an Equity Purchase Agreement with an investor for an aggregate of 3,850,000 shares of Generex common stock for $663,649 of net proceeds.

Item 3. Defaults Upon Senior Securities.

Reference is made to Item 1 - Legal Proceedings, above for a description of claims relating to the Note held by Alpha Capital Anstalt.

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 71 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 21, 2020	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: December 21, 2020	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to 10-K filed October 9, 2015)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
3.4	Certificate of Designation of Series A Preferred Stock
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 7, 2020)
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 7, 2020)
4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 7, 2020)
4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 7, 2020)
4.5	Registration Rights Agreement among Generex Biotechnology Corporation and each other party a signatory thereto (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 7, 2020)
5.1	Opinion of Carmel, Milazzo & Feil LLP (to be filed by amendment)
10.1	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 5, 2018).
10.2	Clinical Trial Agreement between NSABP Foundation, Inc. and NGIO, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 26, 2018)
10.3	Form of Stock Control Agreement among the Company, Lawrence Salvo, Stephen L. Berkman, Joseph Moscato and B-H Sanford, LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2018)
10.4	Form of Agreement, Assignment and Release among the Company, Hema Diagnostic Systems, LLC and Stephen L. Berkman. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.5	Form of Stock Pledge Agreement between Joseph Moscato and Istvan Elek dated November 25, 2018. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.6	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.7	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.8	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.9	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.10	Management Services Agreement among Regentys Corporation and its officers. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.11	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.12	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.13	Promissory Note issued to Olaregen. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.14	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.15	Amended and Restated Investor Rights Agreement of Olaregen (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.16	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2019)
10.17	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2019)
10.18	Asset Purchase Agreement by and among Medisource Partners, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2019)
10.19	Asset Purchase Agreement by and among Pantheon Medical - Foot & Ankle, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Current Report on Form 8-K filed on July 16, 2019)
10.20	Stock Purchase Agreement by and between Generex Biotechnology Corporation and GH Care, Inc. DBA ALTuCELL, Inc., effective as of November 15, 2019 (incorporated by reference to 8-K filed November 27, 2019)
10.21	Equity Purchase Agreement between the Company and Oasis (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.22	Registration Rights Agreement between the Company and Oasis (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.23	Purchase Agreement between the Company and Discover (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.24	Amendment Agreement between the Company and ALTuCELL (incorporated by reference to 8-K filed January 28, 2020)
10.25	Securities Purchase Agreement between the Company and Auctus (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.26	Registration Rights Agreement between the Company and Auctus (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.27	Warrant issued by the Company to Auctus (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.28	Collaboration Agreement, dated February 28, 2020 among the Company, Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (incorporated by reference to 8-K filed March 2, 2020)
10.29	Purchase Agreement between the Company and BHP Capital (incorporated by reference to Exhibit 10.92 to Current Report on Form 10-Q filed on March 20, 2020)
10.30	Purchase Agreement between the Company and Jefferson Street Capital (incorporated by reference to Exhibit 10.93 to Current Report on Form 10-Q filed on March 20, 2020)
10.31	Purchase Agreement between the Company and Platinum Point Capital (incorporated by reference to Exhibit 10.94 to Current Report on Form 10-Q filed on March 20, 2020)
10.32	Purchase Agreement between the Company and Group 10 Holdings (incorporated by reference to Exhibit 10.95 to Current Report on Form 10-Q filed on March 20, 2020)
10.33	Master Services Agreement, dated March 3, 2020, between the Company and EpiVax, Inc. (incorporated by reference to 8-K filed March 17, 2020)
10.34	Laboratory Services Agreement and Statement of Work Agreement between Generex Biotechnology Corporation and Cellular Technology Limited dated June 2, 2020 (incorporated by reference to 8-K filed June 8, 2020).
10.35	Clinical Trial Collaboration and Supply Agreement. Merck Sharp & Dohme B.V., Antigen Express, Inc. June 28, 2017 (incorporated by reference to 8-K filed August 1, 2017).
10.36	Clinical Trial Agreement, Phase II Study, NSABP and Antigen Express, November 20, 2018 (incorporated by reference to 8-K filed November 26, 2018)
10.37	License and Research Agreement between Antigen Express, Inc. and Shenzhen Bioscien Pharmaceuticals Co., Ltd. November 29, 2017 (incorporated by reference to 8-K filed December 11, 2017)
10.38	Purchase Agreement between the Company and Firstfire Global Opportunities Fund LLC. (incorporated by reference to Exhibit 10.38 to 10-K filed November 13, 2020)
10.39	Promissory Note dated May 4, 2020 made to Michael Caridi (incorporated by reference to 8-K filed June 22, 2020
10.40	Promissory Note dated May 4, 2020 made to Michael Caridi (incorporated by reference to 8-K filed June 22, 2020
10.41	Securities Purchase Agreement dated August 4, 2020 among Generex Biotechnology Corporation and each other party a signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2020)
10.42	Securities Purchase Agreement dated as of June 25, 2020 between FirstFire Global Opportunities Fund, LLC and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.43	Registration Rights Agreement dated as of June 25, 2020 between FirstFire Global Opportunities Fund, LLC and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.44	Promissory Note dated June 25, 2020 issued to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.45	Laboratory Services Agreement (incorporated by reference to 8-K filed June 8, 2020)
10.46	Appendix A Statement of Work (incorporated by reference to 8-K filed June 8, 2020)
10.47	Note Settlement Agreement between Iliad Research and Trading, L.P. and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 11, 2020)
10.48	Joint Venture Operating Agreement to Form NuGenHealth LLC dated August 25, 2020 between Generex Biotechnology Corporation’s wholly owned subsidiary NuGenerex Health LLC and Worldwide Digitech, LLC (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 31, 2020)
10.49	Heads of Agreement dated September 18, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Kinden Corporation of Malaysia (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 24, 2020)
10.50	Service Agreement dated September 24, 2020 between NuGenHealth, LLC, a subsidiary of Generex Biotechnology Corporation and Paradise Valley Family Medicine, P.C. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 25, 2020)
10.51	Distribution and Licensing Agreement dated October 5, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 9, 2020)
10.52	Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine dated October 30, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 5, 2020)
10.53	The Ii-Key Innovative Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 18, 2020)
10.54	The Ii-Key Innovative Flu Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 19, 2020)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 10-K filed November 30, 2020)

* Management contract or management compensatory plan or arrangement.

** Filed herewith

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

71