Form 10-Q
period 2021-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2021-03-17
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2021

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

As of March 15, 2021, the registrant had 114,940,165 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$596,032	$15,452
Accounts receivable, net	169,491	164,871
Inventory, net	617,881	742,256
Other current assets	389,188	332,268
Total current assets	1,772,592	1,254,847

Property and equipment	145,330	213,668
Goodwill	34,489,342	34,489,342
Intangible assets	8,902,841	9,365,526
Operating lease right-of-use assets, net	178,425	38,140
Other assets	21,421	21,421
TOTAL ASSETS	$45,509,951	$45,382,944

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$39,317,453	$23,907,718
Notes payable – current, net of discount	10,057,281	10,666,703
Payable to foundation for services	1,315,817	1,315,817
Interest payable to foundation	4,399,565	3,911,141
Loans from related parties	29,700	29,700
Operating lease liabilities - current	63,475	38,253
Contract liabilities	3,000,000	—
Deferred tax liability	1,502,122	1,502,122
Total current liabilities	59,685,413	41,371,454

Notes payable - noncurrent	499,473	499,656
Operating lease liabilities - noncurrent	115,699	—
Derivative liability	31,749,573	1,316,757
Common stock payable	8,572,399	10,079,449
Total liabilities	100,622,557	53,267,316

Redeemable non-controlling interest (Note 10)	4,073,898	4,073,898

Commitments and contingencies (Note 3)

Stockholders’ deficiency
Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share; 1,000,000 authorized and no shares issued and outstanding as of both January 31, 2021 and July 31, 2020	—	—
Common stock, $0.001 par value; authorized 750,000,000 shares; 112,572,514 and 82,251,801 issued and outstanding as of January 31, 2021 and July 31, 2020, respectively	112,572	82,251
Subscription receivable	(275,324)	—
Additional paid-in capital	420,021,103	429,744,379
Accumulated deficit	(488,724,179)	(452,062,905)
Accumulated other comprehensive income	766,038	780,296

Non-controlling interest	8,913,286	9,497,709

Total stockholders’ deficiency	(59,186,504)	(11,958,270)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$45,509,951	$45,382,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
Revenue, net	$—	$857,427	$88,435	$1,579,088
Cost of goods sold	104,984	165,659	128,317	299,277
Gross profit	(104,984)	691,768	(39,882)	1,279,811

Operating expenses
Research and development	1,558,299	599,837	2,728,307	938,571
Bad debt expense	—	3,165	—	14,146
General and administrative	6,913,295	4,647,065	19,921,467	9,434,104
Total operating expenses	8,471,594	5,250,067	22,649,774	10,386,821

Operating loss	(8,576,578)	(4,558,299)	(22,689,656)	(9,107,010)

Other income (expense):
Interest expense	(587,489)	(1,431,052)	(1,606,569)	(3,947,165)
Interest income	—	635	—	1,087
Change in fair value of derivative liability	(15,257,066)	(1,406,569)	(11,237,214)	(3,645,991)
Change in fair value of common stock payable	(89,006)	115,054	34,224	115,054
Other income, net	103,518	201	103,518	(8,552)

Net loss	(24,406,621)	(7,280,030)	(35,395,697)	(16,592,577)

Net loss attributable to noncontrolling interests	(326,039)	(370,527)	(584,423)	(557,129)

Net loss available to common stockholders	$(24,080,582)	$(6,909,503)	$(34,811,274)	$(16,035,448)

Net loss per common share
Basic	$(0.22)	$(0.11)	$(0.34)	$(0.24)
Diluted	$(0.22)	$(0.11)	$(0.34)	$(0.24)

Shares used to compute loss per share
Basic	110,123,178	65,603,002	103,504,440	67,765,862
Diluted	110,123,178	65,603,002	103,504,440	67,765,862

Comprehensive loss
Net loss	$(24,080,582)	$(6,909,503)	$(34,811,274)	$(16,035,448)
Change in foreign currency translation adjustments	(12,056)	(21,731)	(14,258)	(294)
Comprehensive loss available to common stockholders	$(24,092,638)	$(6,931,234)	$(34,825,532)	$(16,057,473)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Non-controlling Interest	Total Stockholders’ Equity
Balance at October 31, 2019	—	—	61,225,895	61,226	—	417,064,612	(427,853,820)	796,922	(9,931,060)	14,800,447	4,869,387
Shares issued for deferred offering	—	—	1,719,901	1,720	(767,690)	765,970	—	—	—	—	—
Shares issued for services	—	—	560,000	560	—	243,040	—	—	243,600	—	243,600
Issuance of common stock payable	—	—	32,611	33	—	14,468	—	—	14,501	—	14,501
Conversion of debt to equity	—	—	3,376,682	3,374	—	1,164,546	—	—	1,167,920	—	1,167,920
Issuance of common stock for acquisitions	—	—	—	—	—	—	—	—	—	—	—
Reduction of derivative liabilities	—	—	—	—	—	364,591	—	—	364,591	—	364,591
Purchase of shares in subsidiary	—	—	1,905,912	1,906	—	(1,906)	—	—	—	—	—
Shares issued as debt issuance cost	—	—	308,000	308	—	141,682	—	—	141,990	—	141,990
Currency translation adjustment	—	—	—	—	—	—	—	(21,731	(21,731)	—	(21,731)
Net Income (Loss)	—	—	—	—	—	—	(6,909,503)	—	(6,909,503)	(370,527)	(7,280,030)
Balance at January 31, 2020	—	—	69,129,001	69,127	(767,690)	420,206,242	(434,763,323)	775,191	(14,480,453)	14,429,920	(50,533)

Balance at July 31, 2019	—	—	78,608,419	78,608	—	408,550,211	(418,727,875)	797,216	(9,301,840)	16,974,439	7,672,599
Stock compensation expense	—	—	—	—	—	1,236,697	—	—	1,236,697	—	1,236,697
Shares issued for deferred offering	—	—	1,719,901	1,720	(767,690)	765,970	—	—	—	—	—
Shares issued for services	—	—	560,000	560	—	243,040	—	—	243,600		243,600
Issuance of common stock payable	—	—	436,121	436	—	935,959	—	—	936,395	—	936,395
Conversion of debt to equity	—	—	5,006,548	5,005	—	2,899,753	—	—	2,904,758	—	2,904,758
Issuance of common stock for acquisitions	—	—	960,000	960	—	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	—	2,276,078	—	—	2,276,078	—	2,276,078
Cancellation of shares	—	—	(20,375,900)	(20,376)	—	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	1,905,912	1,906	—	1,985,484	—	—	1,987,390	(1,987,390	—
Shares issued as debt issuance cost	—	—	308,000	308	—	141,682	—	—	141,990	—	141,990
Currency translation adjustment	—	—	—	—	—	—	—	(22,025)	(22,025)	—	(22,025)
Net loss	—	—	—	—	—	—	(16,035,448)	—	(16,035,448)	(557,129)	(16,592,577)
Balance at January 31, 2020	—	—	69,129,001	69,127	(767,690)	420,206,242	(434,763,323)	775,191	(14,480,453)	14,429,920	(50,533)

Balance at October 31, 2020	—	—	108,037,614	108,037	—	418,411,365	(464,643,597)	778,094	(45,346,101)	9,239,325	(36,106,776)
Stock compensation expense	—	—	—	—	—	531,043	—	—	531,043	—	531,043
Issuance of common stock as offering costs	—	—	284,900	285	—	(285)	—	—	—	—	—
Issuance of common stock, net of fees of $20,376	—	—	3,500,000	3,500	—	804,406	—	—	807,906	—	807,906
Subscription receivable	—	—	750,000	750	(275,324)	274,574	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	(12,056)	(12,056)	—	(12,056)
Net loss	—	—	—	—	—	—	(24,080,582)	—	(24,080,582)	(326,039)	(24,406,621)
Balance at January 31, 2021	—	—	112,572,514	112,572	(275,324)	420,021,103	(488,724,179)	766,038	(68,099,790)	8,913,286	(59,186,504)

Balance at July 31, 2020	—	—	82,251,801	82,251	—	429,744,379	(452,062,905)	780,296	(21,455,979)	9,497,709	(11,958,270)
Stock compensation expense	—	—	—	—	—	1,742,050	—	—	1,742,050	—	1,742,050
Shares issued for services	—	—	51,130	51	—	10,942	—	—	10,993	—	10,993
Issuance of common stock payable	—	—	3,529,415	3,529	—	1,469,297	—	—	1,472,826	—	1,472,826
Conversion of debt to equity	—	—	5,860,255	5,860	—	1,121,982	—	—	1,127,842	—	1,127,842
Reduction of derivative liabilities	—	—	—	—	—	537,936	—	—	537,936	—	537,936
Issuance of common stock and warrants with attributed derivative liability from PIPE offering	—	—	5,102,040	5,102	—	(19,729,318)	—	—	(19,724,216)	—	(19,724,216)
Deemed dividend related to issuance of warrants containing derivative liabilities	—	—	—	—	—	1,850,000	(1,850,000)	—	—	—	—
Settlement of derivative liability from exercise of warrants	—	—	—	—	—	1,840,530	—	—	1,840,530	—	1,840,530
Issuance of common stock, net of fees of $20,376	—	—	5,600,000	5,600	—	1,159,016	—	—	1,164,616	—	1,164,616
Subscription receivable	—	—	750,000	750	(275,324)	274,574	—	—	—	—	—
Exercise of warrants	—	—	9,142,973	9,144	—	—	—	—	9,144	—	9,144
Issuance of common stock as offering costs	—	—	284,900	285	—	(285)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	(14,258)	(14,258)	—	(14,258)
Net loss	—	—	—	—	—	—	(34,811,274)	—	(34,811,274)	(584,423)	(35,395,697)
Balance at January 31, 2021	—	—	112,572,514	112,572	(275,324)	420,021,103	(488,724,179)	766,038	(68,099,790)	8,913,286	(59,186,504)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,395,697)	$(16,592,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	523,699	407,141
Amortization of operating lease right-of-use assets	36,581	45,128
Stock compensation expense	1,742,050	1,236,697
Shares issued for services	10,993	243,600
Loss of disposal of fixed assets	7,324	—
Amortization of debt discount	340,226	2,955,576
Change in fair value of derivative liabilities - convertible notes	100,177	(1,406,799)
Change in fair value of derivative liabilities - convertible warrants	11,137,037	51,823
Change in fair value of derivative liabilities - downside protection	—	5,000,966
Bad debt expense	—	10,981
Increase in notes payable due to default	255,080	—
Change in fair value of common stock payable	(34,224)	(115,054)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,620)	(81,320)
Inventory	124,375	(232,015)
Accounts payable and accrued expenses	15,445,719	4,114,241
Interest payable to foundation	488,424	—
Contract liabilities	3,000,000	—
Operating lease liabilities	(35,945)	(44,338)
Other current assets	(56,920)	(216,352)
Other assets	—	2,183
Net cash used in operating activities	(2,315,721)	(4,620,119)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,616)
Cash received in acquisition of a business, net of cash paid	—	49,305
Net cash provided by investing activities	—	44,689

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	—	10,000
Payment of notes payable	(127,459)	(935,731)
Proceeds from note payable	—	5,361,975
Proceeds from issuance of common stock, net of fees of $20,376 and $0, respectively	1,164,616	109,770
Issuance of common stock in a private placement (PIPE), net of fees of $150,000	1,850,000	—
Proceeds from exercise of warrants	9,144	—
Net cash provided by financing activities	2,896,301	4,546,014

Net increase in cash and cash equivalents	580,580	(29,416)

Cash and cash equivalents, beginning of period	15,452	298,485

Cash and cash equivalents, end of period	$596,032	$269,069

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$50,000	$25,000
Cash paid for taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of derivative liabilities	$537,936	$2,276,078
Issuance of shares--common stock payable	$1,472,826	$921,895
Issuance of common stock for conversion of debt	$1,127,842	$2,904,695
Subscription receivable	$—	$765,970
Shares issued as debt issuance cost	$—	$141,990
Discount on Derivative liability upon issuance of debt	$—	$1,574,685
Issuance of warrants from PIPE offering	$21,574,216	$—
Elimination of derivative liability from exercise of warrants	$1,840,530	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1 – Organization of Business and Going Concern

Generex Biotechnology Corporation (“Generex”, “Company”, “GNBT”, "we", "us" or "our"), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. As of January 31, 2021, the active wholly-owned subsidiaries of the Company are Generex Pharmaceuticals, Inc.; 1097346 Ontario, Inc.; Nugenerex Diagnostics, Inc.; Rapid Medical Diagnostics Corporation; GNBTELC, LLC; Olaregen Therapeutix, Inc.; Nugenerex Management Services, Inc.; Nugenerex Distribution Solutions 2, LLC; DMEiq, LLC (d/b/a DME-IQ); Rapport Services, LLC; NMSIELC, LLC; High Desert Diagnostic Laboratory, Inc.; NuGenerex Distribution Solutions, LLC; Pantheon F & A, LLC; Nugenerex Surgical Holdings, LLC; NuGenerex Health, LLC; NuGenerex HMO, LLC; and NuGenerex MSO, LLC  . NuGenerex Immuno-Oncology, Inc.; Regentys Corporation; and NuGenHealth, LLC are majority controlled subsidiaries.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of $488,724,179 and a working capital deficiency of $57,912,821 on January 31, 2021. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

The recent, widespread outbreak of a novel infectious disease called Coronavirus Disease 2019, or COVID-19, has created a dynamic and uncertain situation in the national economy. Regarding the Company, sales of Olaregen's Excellagen have been significantly impacted by the COVID-19 pandemic. Surgeries and outpatient procedures were delayed and rescheduled, severely limiting sales of wound care and surgical products. Going forward, as the VA and other hospital systems re-open, the re-scheduled surgeries and procedures are expected to start up and create a backlog of cases, which should accelerate product sales to pre-COVID levels in due course  .

As a result of the termination of the Travis Bird Consulting Agreement and the ongoing COVID-19 pandemic, the operations of MediSource and Pantheon have been significantly curtailed resulting in $0 of sales for during   the six months ending January 31, 2021 compared to $1,253,763 for the same period in the prior year with no expectation that such sales will resume in the near future.

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

Operating results for the six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet on January 31, 2021 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

	Three months ended January 31,		Six months ended January 31,
Revenue Source	2021	2020	2021	2020
Product sales	$—	$848,805	$88,435	$1,562,210
Management services	—	8,622	—	16,878
Total revenue	$—	$857,427	$88,435	$1,579,088

Provisions for estimated sales returns and uncollectible accounts are recorded in the period in which the related sales are recognized based on historical and anticipated rates.

Recently Issued Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company has not yet adopted this guidance and is determining the impact on its financial statements.

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $ 25,000 which has been accrued as of January 31, 2021.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition and on April 24, 2020, the Court issued an Opinion and Order in the Litigation confirming the portions of the Arbitration Award regarding liquidated damages, pre-judgment interest, legal fees, and costs, but remanding to the Arbitrator for further proceedings the portion of the Arbitration Award relating to “the economic value today of 84,000 warrants convertible to Generex’s stock exercisable at $2.50 per share as of September 24, 2018” (the “Remanded Arbitration”). On September 18, 2020, the Court issued that AEXG recover from Generex the total sum of $384,771, which sum consists of $210,000 in liquidated damages, $93,304 in legal fees, $12,393 in arbitration fees, $3,313 in arbitration expenses, $65,762 in pre-judgment interest, and post-judgment interest at a rate established by 28 U.S.C § 1961 from September 18, 2020, until the judgment is satisfied, this judgement dealt only with the dollar fees portion, leaving still open the value of the warrants (the “Partial Judgement”).  The parties settled and agreed to the terms of the Partial Judgment that included a payment schedule to which Generex has paid $200,000 in cash to date with the remaining balance being paid and retired in 30 days. The settlement terms do not apply, settle, or resolve in any manner the Remanded Arbitration or the issues pending therein, including, but not limited to, the economic value of the 84,000 warrants, Generex’s right to contest AEXG’s attorneys’ fees, or Generex’s right to contest the issue of who is the prevailing party for fees other than those fees awarded in the Arbitration Award. Generex continues to vigorously defend the open matters. On January 29, 2021, the Remanded Arbitration order was issued by the Arbitrator; AEXG was awarded (i) $3,300,000 as the economic value of the warrants plus accrued simple interest at 9% from December 3, 2018 and (ii) $550,320 in legal fees; Generex does not agree with this award and shall contest the arbitration award in court. In this quarter, the Company accrued an additional $3,748,177 to recognize the conclusion of the arbitration award. As of January 31, 2021, the Company has made partial payments of $350,140, leaving a balance of $3,850,320 accrued related to this matter.

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

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. (“NDS”) in the District Court of Dallas County, Texas requesting damages of $3,413,000. This lawsuit is directly connected to assets that were supposed to be transferred to NDS from a third party, but never were transferred. Compass Bank had a lien on those certain assets that were supposed to be transferred into the ownership of NDS, a subsidiary of Generex. NDS and Generex shall continue to defend this legal matter. As of January 31, 2021, the Company has accrued $3,416,695 related to this matter.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The Company shall continue to defend this legal matter. As of January 31, 2021, the Company has accrued for the full $2,752,235 balance.

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

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC (“Discover”) in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020 the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020 the Company was named as a defendant in an action brought by Discover in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover and issue it shares pursuant to the Purchase Agreement and Promissory Note.  Discover has since dropped the Delaware case without prejudice. The Company has accrued approximately $2,500,000 as of January 31, 2021. Several months ago, Discover was awarded $2,200,000 via a confession of judgment award, along with legal fees of $53,312 against Generex and personally, its CEO, Joseph Moscato. On February 19, 2021, Generex paid $2,253,312 to Discover to fully satisfy the judgement; no stock was exchanged to satisfy this judgment.

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

On October 2, 2020, the Company and its subsidiary, NuGenerex Distribution Solutions, LLC, was named as a defendant in an action brought by AVEM Medical, LLC, formerly known as MediSource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement by issuing fewer shares to the seller than what the agreements contemplated.  AVEM claims entitlement to an additional $312,000 in Company stock, and Pantheon claims entitlement to an additional $576,800 in Company stock. The Company has filed a motion to dismiss the case for lack of subject matter jurisdiction, and it intends to vigorously defend the case wherever it is ultimately litigated. The Company intends to vigorously defend the case, has not accrued any amounts for this matter.

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

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of January 31, 2021, Generex has advanced $212,000 to ALTuCELL. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

Olaregen

On November 24, 2019, the Company amended the Stock Purchase Agreement with Olaregen. The Company was obligated to pay in full $11,600,000 to Olaregen by November 30, 2019, in connection with the purchase of Olaregen capital stock (the “Olaregen Note”). Effective November 24, 2019, the deadline was extended to January 31, 2020. On February 14, 2020, the Company agreed to exchange 4,250,000 shares of Generex Common Stock and 1,065,000 shares of NGIO for the remaining outstanding shares of Olaregen with a waiver of any penalties and accrued interest on the outstanding Olaregen Note. As a result, Olaregen is wholly owned by the Company.

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

Agreements

Research and Development Agreements

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Keytruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones. The Company recognized $80,000 and $251,459 as research and development related to the clinical trial agreement with NSABP for the six months ending January 31, 2021 and 2020 respectively.

The Clinical Trial Agreement terminates upon the completion of the obligations under such agreement. The Clinical Trial Agreement may be terminated by (i) any party if the authorization to conduct the Phase II clinical trial is revoked by the FDA; if the human and/or toxicology results support termination; safety concerns; if the manufacture of a drug used in the Phase II clinical trial has been exhausted or (ii) by NSABP if NGIO fails to pay NSABP an undisputed amount under the Clinical Trial Agreement.

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

Pursuant to this agreement, Generex will pay to CTL a fee for work plan completion an amount not to exceed $1,194,442. During the three and six months ended January 31, 2021, the Company has incurred $562,063 and $1,115,940 of expenses, respectively, leaving a balance of $1,120,637 accrued under this agreement.

COVID-19 Collaboration Agreement

On October 5, 2020, the Company and its subsidiary NGIO entered into a Distribution and Licensing Agreement (the “Bintai Agreement”) with Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (“Bintai”) for the exclusive rights to distribute, sell, develop and commercialize the Ii-Key-SARS-CoV-2 coronavirus vaccine (the “Malaysia Vaccine”) in Malaysia and South East Asia countries, with right of first refusal to commercialize the Vaccine within New Zealand, Australia and the Global Halal markets. The Bintai Agreement, among other things, consists of Bintai providing 100% funding for U.S. clinical development, manufacturing and commercial registration of the Malaysia Vaccine for the Territory.

As of January 31, 2021 Generex, has received $2,000,000 in cash to pursue the commercialization of the Vaccine.

On November 13, 2020, Generex and the China Partners entered into the Ii-Key Innovative Vaccine Development Agreement (the “Covid Agreement”) to set up a joint research team and a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Vaccine in China. The Covid Agreement provides that Generex will provide the Joint Entity with (i) Ii-Key-SARS-CoV-2 technology; (ii) technical know-how; (iii) preclinical and clinical data and (iv) background material on the Ii-Key platform pertaining to its Ii-Key peptide vaccine technology (collectively, the “Covid Vaccine Technology”). Pursuant to the Covid Agreement, Generex provided the Joint Entity with a perpetual sole and exclusive license to use the Covid Vaccine Technology in China. Generex shall negotiate separately with the Joint Entity with respect to the sale of such technology in other countries outside of China. Under the Covid Agreement Guoxin will provide the funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and the Joint Entity will provide Generex with the following:

1. Licensing Fee: $5,000,000 upfront non-refundable fee due upon the execution of the Agreement.

2. Royalty Fee: Once the Vaccine comes on to market for the first commercial sale, then the Joint Entity shall:

a.	Offer Generex 20% of the equity interests in the Joint Entity; NGIO shall be the 100% owner of any equity consideration provided to Generex pursuant to the February 19, 2021 “Work, Cost and Fee Sharing Agreement,” disclosed below; or
b.	Cash payments to Generex in a price equal to $2 per dose for the COVID-19 vaccine.

3. Equity Distributions: the net profits of the Joint Entity shall paid first to Generex until Generex receives $20 million, then the China Partners will receive the next $80 million in net profits from the Joint Entity and thereafter Generex and the China Partners will receive net profits from the Joint Entity in accordance with their pro rate equity interests.

If the Vaccine fails in its clinical trials, Generex will compensate the Joint Entity through one of two methods:

1. Generex will grant the Joint Entity sole and exclusive use of its technology and related intellectual property in Excellagen for a license fee of $10 million less the $5 million paid to Generex pursuant to the Covid Agreement and the remaining $5 million will be paid to Generex following NMPA approval; or

2. Generex will grant the Joint Entity with a sole and exclusive license for the whole Ii-Key platform which includes infectious diseases and cancer for a $50 million license fee less the $5 million license fee paid to Generex pursuant to the Covid Agreement.

The Covid Agreement also provides for the Joint Entity having a right of first refusal for the Ii-Key vaccine technology for oncology, infectious disease, and autoimmune diseases for an upfront license fee of $50 million.

On November 13, 2020, Generex and the China Partners entered into the Ii-Key Innovative Flu Vaccine Development Agreement (the “Swine Flu Agreement”). Pursuant to the Swine Flu Agreement, the parties agreed that upon the successful development of the flu vaccine and receipt of approval from NMPA for the product launch, the Joint Entity shall have a sole and exclusive world-wide license for swine flu and shall pay Generex a license fee of $2.5 million less certain costs estimated at $500,000

Employee Compensation and Settlement Agreements

During the six months ended January 31, 2021, the Company awarded executives and employees bonus compensation of $7,060,417 to be paid in approximately $1 million in cash and $6 million in stock.

Payable to Foundation

On February 1, 2007, the Company entered into a clinical study agreement (the “CSA”) with a Henry J. Jackson Foundation (“Foundation”) for two Phase II clinical trials to determine if a vaccine containing AE37 plus GM-CSF or another peptide vaccine compound (GP2) plus GM-CSF improved patient outcomes. The Foundation conducted the study, under the sponsorship of an institute affiliated with the United States Military until the IND #12229 was transferred to NGIO (then Antigen Express), after which HJF continued trial management on behalf of NGIO. In consideration for the study the Company agreed to total compensation of $2,700,000 at various intervals over the term of the agreement.

On September 1, 2013 the Foundation and the Company entered into a forbearance agreement (the “Forbearance Agreement”) under which the Company acknowledged they were $1,315,817 in arrears in its payment and interest obligations to the Foundation under the CSA (the “Original Forbearance Amount”). Pursuant to the Forbearance Agreement, the Company and the Foundation in exchange for the Foundations deferring the Company’s overdue payments, future payments and interest, the Company agreed, among other things to pay the Foundation certain royalties and accelerated payments (“Forbearance Payments”). Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the period ended January 31, 2021 and 2020, the Company recorded interest expense in the amount of $488,424 and $408,512, respectively, in the statements of operations. As of January 31, 2021 and July 31, 2020, the Company has recorded accrued interest of $4,399,565 and $3,911,141, respectively.

Note 4 – Inventory

Inventory consists of the following components:

	January 31, 2021	July 31, 2020
Raw materials	$182,722	$182,722
Finished goods	435,159	559,534
Total Inventory	$617,881	$742,256

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	January 31, 2021	July 31, 2020
Computers and technological assets	$50,205	$53,314
Machinery and equipment	317,751	329,977
Furniture and fixtures	18,725	18,725
Leasehold Improvements	—	16,596
	386,681	418,612
Less accumulated depreciation	(241,351)	(204,944)
Property and equipment, net	$145,330	$213,668

Depreciation expense related to property and equipment for the three and six   months ended January 31, 2021 was $30,183 and $61,014, respectively. Depreciation expense for the three and six months ended January 31, 2020 was $48,932 and $97,779, respectively. Additionally, the Company disposed fixed assets with a book value of $7,324 during the six months ended January 31, 2021.

Note 6 – Goodwill and Intangible Assets

Goodwill was recognized as a result of the acquisitions of Veneto, Regentys and Olaregen in fiscal year 2019. Goodwill was $34,489,342 as of January 31, 2021 and July 31, 2020.

Intangible assets consist of the following at:

		January 31,	July 31,
	Estimated Useful Lives	2021	2020
In-Process Research & Development		$6,302,427	$6,302,427
Non-compete agreements	3 years	1,210,000	1,210,000
Developed Software/Technology	5 years	131,000	131,000
Intellectual property	5 years	2,459,000	2,459,000
Patents	20 years	51,274	51,274
		10,153,701	10,153,701
Less accumulated amortization		(1,250,860)	(788,175)
		$8,902,841	$9,365,526

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. As of January 31, 2021, the in-process research and development (“IPR&D”) of $6,302,427 in the aggregate was a combination of $2,911,377 obtained through the acquisition of HDS and $3,391,050 obtained through the acquisition of Regentys. None of the research and development of the underlying IPR&D have been abandoned, nor was it determined to be impaired by management as a result of COVID-19. On March 20, 2020, during the height of the pandemic, the Company was recently awarded a Blanket Purchase Agreement (BPA) contract from the National Strategic Acquisition Center (SAC). The VA’s National Contract and National BPA programs are used by VA medical centers, related facilities, specific State Veterans Homes, and other Federal facilities to procure select products based on clinical evidence, patient outcomes, and economic cost to the VA hospitals. The SAC awarded Olaregen’s Excellagen will expedite the purchasing of Excellagen at over 165 VA medical centers across the U.S. and Puerto Rico. This approval process was critical to the Company’s ability to determine that IPR&D associated with Olaregen, valued at $2,459,000, no longer has an indefinite life subject to amortization. The Company determined Olaregen’s IPR&D useful life to be 5 years.

Amortization expense amounted to $462,685 and $309,362 for the six months ended January 31, 2021 and 2020, respectively.

The estimated amortization expense remainder of the current fiscal year and for the next five years and thereafter is as follows:

Year Ending July 31,	Amount
For the six months ended July 31, 2021	$461,212
2022	654,190
2023	520,564
2024	500,914
2025	458,202
Thereafter	5,332
Total	$2,600,414

Note 7 – Notes Payable

As of January 31, 2021, and July 31, 2020, the Company had notes payable with aggregate principal balances of $10,641,832 and $11,591,479 and debt discounts of $85,078 and $425,120, respectively. The notes bear interest between 1% and 16% per annum. During the six months ended January 31, 2021, the Company made payments on principal of $127,459 and converted $1,077,452 of principal into common stock. As of January 31, 2021, there were two notes in default with an aggregate principal balance of $2,882,000 and are accruing at default rates of interest of 22% and 24% per annum.

Amount
Balance of notes payable, net on July 31, 2020	$11,166,359
Additions to debt due to default	255,080
Amortization of debt discount	340,226
Conversions	(1,077,452)
Payments	(127,459)
Balance of notes payable, net on January 31, 2021	$10,556,754

	As of January 31,	As of July 31,
	2021	2020
Notes payable	$10,641,832	$11,591,479
Less: debt discount	(85,078)	(425,120)
Total debt, net of discount	10,556,754	11,166,359
Notes payable, net - noncurrent	499,473	499,656
Notes payable, net - current	$10,057,281	$10,666,703

Convertible debt

In December 2019, the Company entered into Securities Purchase Agreements with an investor pursuant to which the Company sold a convertible note bearing interest of 12% per annum in the principal amount of $2,200,000 and due in 18 months. The purchase price of the note was $2,000,000 and the remaining $200,000 of principal amount represents original issue discount. Subject to certain ownership limitations, the note is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of 95% of the lowest stock five trading days prior to conversion less. During the 2020 fiscal year, the Company defaulted on the note for not filing the S-1 within a required period. Thereafter the interest increased to 22% per annum and the conversion price decreased to 85% of the lowest stock five trading days prior to conversion. The embedded beneficial conversion feature in the note meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $111,508 and was recorded as a discount of the note. On February 18, 2020, the investor has filed suit and in February 2021, Generex fully satisfied the judgment with cash payments totaling $2,253,312.

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

Paycheck Protection Program Loans

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

The PPP Loans, which were in the form of a notes with dates ranging between April 17 and April 24, 2020 and mature between two and five years and bear interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursements. The notes may be prepaid by the Subsidiaries at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company is currently applying for forgiveness, but no assurance can be provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.

Compass Bank

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

Based on the various convertible notes described in Note 7, and the sale of common stock in a private investment in public equity (“PIPE”) described in Note 9, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of January 31, 2021:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Derivative Liability PIPE Warrants	Total
Balance as of July 31, 2020	$742,391	$574,366	$—	$1,316,757
Change Due to Issuances	—	—	21,574,216	21,574,216
Change due to exercise/redemptions	(538,084)	—	(1,840,530)	(2,378,614)
Change in fair value	100,177	493,985	10,643,052	11,237,214
Balance as of January 31, 2021	$304,484	$1,068,351	$30,376,738	$31,749,573

Note 9 - Stockholders’ Equity

Common Stock

Stock compensation expense

During the six months ended January 31, 2021, the Company recognized $1,742,050 of expense related to the vesting of stock options. In January 2021, the Company issued 51,130 shares of common stock to vendors for services valued at $0.215 per share, or $10,993.

Issuance of common stock and subscription receivable

On November 25, 2019, the Company entered an Equity Purchase Agreement with Oasis Capital, LLC (“Oasis”) to purchase up to $40,000,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. During the six months ended January 31, 2021, the Company issued 6,350,000 shares of common stock in three tranches for an aggregate price of $1,439,940, net of transaction costs of $20,376. Of the shares issued, 750,000 shares of common stock are classified as subscription receivable since the Company has not received payment on this issuance as of January 31, 2021. In February 2021, the Company received $275,324 related to the subscription receivable.

Issuance of common stock in a PIPE deal, net of fees and exercise of warrants

On August 4, 2020, the Company and three institutional accredited investors (each a “Buyer” and, collectively, the “Buyers”) entered into a securities purchase agreement pursuant to which the Company sold and issued to the Buyers an aggregate of 5,102,040 shares of the Company’s common stock, par value $0.001 per share, and received net proceeds of $1,850,000 after deducting commissions and attorney’s fees of $150,000. In November 2020, the Company issued 284,900 shares of common stock to consultants in connection with the offering.

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

Deemed dividend related to issuance of warrants containing derivative liabilities

As a result of the excess warrant liability for the warrants granted relative to total proceeds received in connection with pursuant to the Securities Purchase Agreement (see Note 9) it was determined to be immediately beneficial upon initial closing date and, as a result, the Company recorded a deemed dividend of $1,850,000 increasing Additional Paid-in Capital and reducing the Accumulated Deficit by $1,850,000.

During the six months ended January 31, 2021 and 2020, 3,529,415 and 436,121 shares of common stock payable were issued to settle outstanding obligations, valued at $1,472,826 and $936,395, respectively. As of January 31, 2021 and July 31, 2020, the value of the remaining shares to be issued was $8,572,399 and $10,079,449, respectively.

Common Stock Payable
Balance as of July 31, 2020	$10,079,449
Issuance of common stock payable	(1,472,826)
Change in fair value of common stock payable	(34,224)
Balance as of January 31, 2021	$8,572,399

Conversion of debt to equity

During the six months ended January 31, 2021 and 2020, the Company issued 5,860,255 and 5,006,548 shares of common stock for the conversion of $1,127,843 and $2,904,758 of debt, respectively. As a result of the debt conversions during the six months ended January 31, 2021 and 2020, $537,936 and $2,276,078 of derivative liabilities were reduced, respectively.

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

Non-controlling Interest

Regentys

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of January 31, 2021  , Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

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

On January 20, 2021, NGIO designated 100,000 shares of preferred stock as “Series A Super Voting Preferred Stock.” The holders of the Series A Super Voting Preferred Stock shall not be entitled to dividends or liquidation preference and shall have the right to vote in an amount equal to 3,000 votes per share. On February 2, 2021, NGIO issued 100,000 shares of the Company’s Series A Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to Generex in exchange for 300,000,000 shares of the Company’s common stock, which were immediately cancelled upon such exchange. The NGIO Preferred Stock entitles the holder thereof to 3,000 votes per share, which vote along with the common stockholders on all matters put before the NGIO common stockholders.

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

Note 11 - Stock-Based Compensation

Stock Option Plans

The Company has two stockholder-approved stock incentive plans under which shares and options exercisable, with a range of vesting between 0 and 48 months, for shares of common stock have been or may be granted to employees, directors, consultants and advisors. All remaining options under the 2006 Stock Plan have expired and no shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and a total of 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). As of January 31, 2021, there were 0 and 227,057,640 shares available under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e., “Non-Qualified Options.” The options granted by the Board in connection with its adoption of the Plans were Non-Qualified Options.

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

During August and September 2020, the Company granted 6,242,210 stock options to buy common stock, at $0.45 per share and $0.31 per share, to various officers, board members, employees and consultants.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Non-vested Awards
Outstanding - July 31, 2020	8,847,025	$0.90	5.96	$508,206	$—
Granted	6,242,210	$0.35	9.57	—	—
Forfeited or expired	(2,146,875)	$0.82	6.50	—	—
Outstanding – January 31, 2021	12,942,360	$0.65	7.26	$916,842	$3,895,463

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on January 31, 2021. The market value was $0.43 based on the closing bid price as of January 31, 2021.

A summary of the status of the Company’s non-vested stock options the six  months ended January 31, 2021 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested on July 31, 2020	4,082,767	$1.06
Granted	6,242,210	0.35
Expired	—	—
Canceled	(366,667)	0.79
Vested	(2,947,803)	0.59
Non-vested on January 31, 2021	7,010,507	$0.64

There were 5,931,853 vested common stock options under the Plan as of January 31, 2021. The compensation expense was $531,043 and $1,742,050 for the three and six   months ended January 31, 2021. The Company had $3,936,129 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan on January 31, 2021 to be recognized over an average of 2.09 years.

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

Six Months Ended January 31, 2021
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

The following is a table of outstanding warrants issued in connection with the PIPE deal during the six months ended January 31, 2021:

	Initial Exercise Price	Initial Warrants Issued	Additional Warrants Issued	Reset Exercise Price	Outstanding Warrants as of January 31, 2021
Series A Warrants	$0.392	5,102,040	5,112,463	$0.196	10,214,503
Series B Warrants	$0.392	15,306,120	15,337,389	$0.196	30,643,509
Series C Warrants	$0.539	10,204,080	9,142,973	$0.281	19,347,053
Total Warrants from PIPE deal		30,612,240	29,592,825		60,205,065

On September 28, 2020, the Interim Reset Date, 5,662,190 Series D Warrants were issued and exercised at $0.001 per share; and on October 12, 2020, the Second Trigger Date on October 12, 2020, 3,480,783 Series D Warrants were issued and exercised at $0.001 per share, for an aggregate of 9,142,973 warrants issued and exercised.

On November 17, 2020, the Company issued shares of common stock at a price of $0.18 (see Note 9) which triggered a reset provision on certain warrant holders’ previously granted warrants whereby their exercise price was reduced to $0.18 and the agreement entitled them to an additional 4,183,575 shares of common stock upon exercise.

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2020	567,553	$2.50	2.20	$—
Issued	69,348,038	0.19	5	—
Exercised	(9,142,973)	0.001	5	—
Expired	—	—	—	—
Outstanding – January 31, 2021	60,772,618	$0.23	4.99	$12,541,446

Note 13 – Leases

The Company has various operating lease agreements for leases of office spaces. Some leases include purchase, termination or extension options for one or more years. These options are included in the lease term when it is reasonably certain that the option will be exercised.

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

The Company’s weighted-average remaining lease term relating to its operating leases is 2.48 years, with a discount rate of 10%.

The Company incurred lease expense for its operating leases of $15,122 and $40,336 for three and six   months ended January 31, 2021, respectively.

On January 31, 2021, the Company renewed its lease for office space in Miramar, Florida. The lease extends until September 30, 2023. The payments will be made as follows in the future fiscal years: $50,643 in 2021; $69,775 in 2022; $72,566 2023; $12,172 in 2024.

NuGenerex Health, LLC has entered into lease agreement in Phoenix, Arizona on January 13, 2021 for two premises of 892 sq ft. and 3,247 sq ft, respectively. The spaces are for the implementation of our clinic strategy beginning with our roll out of RPM CCM and then our specialty practices of Podiatry and Ophthalmology. The lease term is for 77 Months and the expected payments start at $1,933 and $5,888 per month for each premise respectively. Although executed in January 2021, the lease is not expected to commence until the third or fourth quarter of fiscal year 2021.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of January 31, 2021:

Maturity of operating lease liabilities for the remainder of the current fiscal year and the following fiscal years:

2021	$49,049
2022	69,775
2023	72,566
2024	12,172
Total undiscounted operating lease payments	203,562
Less: Imputed interest	24,388
Present value of operating lease liabilities	$179,174

Note 14 - Net Income Per Share (“EPS”)

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

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the years ended January 31, 2021 and 2020, respectively.

	Six Months Ended January 31,
	2021	2020
Convertible debt	6,771,804	34,374,900
Stock options	12,942,360	9,123,195
Warrants	64,956,192	567,553
Total	84,670,356	44,065,648

Note 15 – Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax gain or (loss) arising from domestic operations (United States) were ($35,887,596) and ($34,291,142) for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively. Pre-tax (losses)/income arising from foreign operations (Canada) were ($6,419) and $59,049 for the six months ended January 31, 2021 and the year ended July 31, 2020, respectively.

As of January 31, 2021, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $224.3 million, of which $189.5 million will expire in 2021 through 2038, and $34.9 million will not expire. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.4 million, which expire in 2026 through 2041. NGIO has NOL carryforwards of approximately $35.7 which will expire in 2021 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.8 million, of which $5.0 million will expire in 2033 through 2038 and $1.8 million will not expire. Olaregen Therapeutics, Inc. has NOL carryforwards of $4.5 million which will not expire. Veneto has NOL carryforwards of $11.0 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and NGIO and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of January 31, 2021, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of over $76 million with a full allowance equal to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months.

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

Note 16 - Subsequent Events

On February 2, 2021, NGIO issued 100,000 shares of the Company’s Series A Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to Generex in exchange for 300,000,000 shares of the Company’s common stock, which were immediately cancelled upon such exchange. The NGIO Preferred Stock entitles the holder thereof to 3,000 votes per share, which vote along with the common stockholders on all matters put before the NGIO common stockholders. The NGIO Preferred stock have no dividend, liquidation or conversion rights and are not subject to redemption.

On February 1, 2020, the company fully converted a promissory note with a balance of $90,000 of principal and $9,490 of interest into 255,104 shares of common stock.

On February 8, 2021, Generex and NGIO, received a wire transfer of Two Million Dollars ($2,000,000) towards its COVID-19 vaccine development initiatives from its China Partners (as defined below) pursuant to the Ii-Key Innovative Vaccine Development Agreement signed November 13, 2020, as amended by the extension terms signed December 15, 2020 (collectively the “Agreement”), with Beijing Youfeng International Consulting Co., Ltd (“BYIC”), National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention (“NIVDC”) and Beijing Guoxin Haixiang Equity Investment Partnership (“BGHEIP” and together with BYIC and NIVDC, the “China Partners”).

To date Generex has received a total of $3,100,000 from the China Partners, broken down as follows:

1.	$100,000 “Performance Guarantee Fee” payment.

2.	$3,000,000 towards its COVID-19 vaccine development initiatives.

On February 17, 2021, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company sold a convertible promissory note bearing interest at 8% per annum with a 12-month maturity date in the aggregate principal amount of $1,689,500. The purchase price of the Note was $1,425,000 and the remaining $264,500 of principal amount represented original issue discount, along with the issuance of 201,072 shares of the Company’s common stock, as inducement shares. Pursuant to the Securities Purchase Agreement, the Company also sold to the Investor warrants to purchase up to an aggregate 1,407,917 shares of common stock.

On February 19, 2021, the Company fully satisfied a judgment related to the creditor Discover Growth Fund, LLC (“Discover”) with a cash payment totaling $2,253,312; no stock was exchanged to satisfy this judgment.

On February 24, 2021, the Company issued 750,000 shares of common stock to Oasis for net proceeds of $271,874.

On March 4, 2021, the Company issued 750,000 shares of common stock to Oasis for net proceeds of $175,964 which went directly towards repaying an outstanding note with Oasis.

On March 9, 2021, the Company issued 500,000 shares of common stock to Oasis $144,224 which went directly towards repaying an outstanding note with Oasis.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the six-month period ended January 31, 2021 and 2020.

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2020, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the six months ended January 31, 2021.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2021 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Executive Summary

Overview of Business

Corporate History

Generex Biotechnology Corporation (the “Company,” “Generex,” “we,” “us” or “our”) is based in Miramar, Florida, with offices in Toronto, Canada, Wellesley, Massachusetts and Phoenix, Arizona. The Company was originally incorporated in the state of Delaware on September 4, 1997, for the purpose of acquiring Generex Pharmaceuticals Inc., a Canadian (Province of Ontario) corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and development and other activities. The Company’s acquisition of Generex Pharmaceuticals Inc. was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals Inc. exchanged their shares for shares of Generex common stock.

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

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which was incorporated in Ontario, Canada, remained as our wholly owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals Inc.; Generex Pharmaceuticals Inc. is the 100% owner of 1097346 Ontario Inc., which was also incorporated in Ontario, Canada. In August 2003, we acquired NuGenerex Immuno-Oncology, Inc. (formerly Antigen Express, Inc.) (“NGIO”), a Delaware incorporated company. NGIO is engaged in the research and development of technologies that regulate the immune system for the treatment of malignant, infectious, autoimmune and allergic diseases. On February 28, 2019 Generex issued a dividend of NGIO to Generex shareholders in the amount of 1 share of NGIO for every 4 shares of Generex common stock. Generex still maintains majority control of NGIO.

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

On January 18, 2017, we acquired a majority of the equity interests in Hema Diagnostic Systems, LLC (“HDS”). In December 2018, we acquired the remaining interest in HDS. The company, now a wholly owned subsidiary of Generex, has been renamed NuGenerex Diagnostics, LLC (NGDx).

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

On January 7, 2019, we acquired a majority interest in Regentys Corporation (“Regentys”) for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $14,342,414 for a total net purchase price of $14,742,414. The total fair value of the assets acquired totaled $907,883 and goodwill of $13,834,581. Installments payable under the note were tied to specific business development objectives and dates. During the six months ended January 31, 2021, an additional $719,525 was paid for a total of $1,887,790 against the note. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $11,472,334 for a total net purchase price of $11,872,663. The total fair value of the assets acquired totaled $2,461,439 and goodwill of $9,411,224. During the six months ended January 31, 2021, an additional $94,227 was paid for a total of $1,858,027 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

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

On July 20, 2020, Travis Bird terminated the Consulting Agreement and Travis Bird is no longer entitled to commissions from future net sales. In total, Mr. Bird earned $1,404,915 under this agreement and has been paid $773,366, leaving a balance of $631,549 as of January 31, 2021. As a result, the operations have been curtailed and goodwill and intangibles were fully impaired. As a result of the termination of the Travis Bird Consulting Agreement and the ongoing COVID-19 pandemic, the operations of MediSource and Pantheon have been significantly curtailed resulting in no sales for during the current quarter ending January 31, 2021 with no expectation that such sales will resume in the near future.

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

On October 30, 2020, Generex Biotechnology Corporation and its majority owned public company NuGenerex Immuno- Oncology, Inc., (collectively “Generex”) signed a Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine with Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (collectively referred to as “China Partners”) to jointly develop and commercialize the Generex Ii-Key-SARS-CoV-2 coronavirus peptide vaccine (the “Vaccine”) in the People’s Republic of China (“China”). The agreement, among other things, consists of the China Partners providing 100% funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and paying Generex fees that shall be negotiated and agreed upon in subsequent agreements.

On November 13, 2020, Generex and the China Partners entered into the Ii-Key Innovative Vaccine Development Agreement (the “Covid Agreement”) to set up a joint research team and a joint entity in China (the “Joint Entity”) that shall jointly develop and industrialize the Vaccine in China. The Covid Agreement provides that Generex will provide the Joint Entity with (i) Ii-Key-SARS-CoV-2 technology; (ii) technical know-how; (iii) preclinical and clinical data and (iv) background material on the Ii-Key platform pertaining to its Ii-Key peptide vaccine technology (collectively, the “Covid Vaccine Technology”). Pursuant to the Covid Agreement, Generex provided the Joint Entity with a perpetual sole and exclusive license to use the Covid Vaccine Technology in China. Generex shall negotiate separately with the Joint Entity with respect to the sale of such technology in other countries outside of China. Under the Covid Agreement Guoxin will provide the funding for the clinical development, manufacturing and commercial registration of the Vaccine for China and the Joint Entity will provide Generex with the following:

1. Licensing Fee: $5,000,000 upfront fee due upon the execution of the Agreement.

2. Royalty Fee: Once the Vaccine comes on to market for the first commercial sale, then the Joint Entity shall:

a.	Offer Generex 20% of the equity interests in the Joint Entity; NGIO shall be the 100% owner of any equity consideration provided to Generex pursuant to the February 19, 2021 “Work, Cost and Fee Sharing Agreement,” disclosed below; or
b.	Cash payments to Generex in a price equal to $2 per dose for the COVID-19 vaccine of which, Generex shall pay NGIO 90% of all fees derived from the Covid Agreement, as a result of using NGIO technology.

3. Equity Distributions: the net profits of the Joint Entity shall paid first to Generex until Generex receives $20 million, then the China Partners will receive the next $80 million in net profits from the Joint Entity and thereafter Generex and the China Partners will receive net profits from the Joint Entity in accordance with their pro rate equity interests.

If the Vaccine fails in its clinical trials, Generex will compensate the Joint Entity through one of two methods:

1. Generex will grant the Joint Entity sole and exclusive use of its technology and related intellectual property in Excellagen for a license fee of $10 million less the $5 million paid to Generex pursuant to the Covid Agreement and the remaining $5 million will be paid to Generex following NMPA approval; or

2. Generex will grant the Joint Entity with a sole and exclusive license for the whole Ii-Key platform which includes infectious diseases and cancer for a $50 million license fee less the $5 million license fee paid to Generex pursuant to the Covid Agreement.

The Covid Agreement also provides for the Joint Entity having a right of first refusal for the Ii-Key vaccine technology for oncology, infectious disease, and autoimmune diseases for an upfront license fee of $50 million.

On November 13, 2020, Generex and the China Partners entered into the Ii-Key Innovative Flu Vaccine Development Agreement (the “Swine Flu Agreement”). Pursuant to the Swine Flu Agreement, the parties agreed that upon the successful development of the flu vaccine and receipt of approval from NMPA for the product launch, the Joint Entity shall have a sole and exclusive world-wide license for swine flu and shall pay Generex a license fee of $2.5 million less certain costs estimated at $500,000

Historical Business

Historically, we have been a research and development company focused on the commercialization of Oral-lyn buccal insulin spray for diabetes. Additionally, through NGIO, we have a deep intellectual property portfolio of immunotherapy assets relating to the “Ii-Key” technology that activates the immune response for the treatment of cancer and infectious diseases. We completed a Phase IIb clinical trial of AE37 immunotherapeutic peptide vaccine with the Ii-Key technology in over 300 women with breast cancer on November 15, 2019.

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

Treatment of Legacy Assets

Generex and its subsidiary companies have extensive patent portfolios, with intellectual property for composition of matter, formulation, design, and use in a number of therapeutic areas, across multiple indications. As described, we plan to build our legacy assets with the ultimate goal to spin-out such assets at the appropriate time, which have been incorporated into NuGenerex subsidiary companies in an effort to unlock the potential unrealized value of the intellectual property and commercial opportunities for these development companies in major markets for immuno-oncology, diabetes, and infectious disease testing:

•	NuGenerex Therapeutics: Oral-lyn (Buccal Insulin) and RapidMist Buccal delivery technology

•	NuGenerex Immuno-Oncology: Phase II AE37 + Keytruda in TNBC; NGIO (Ii-Key), Licensing, Partnerships, investor dividend paid (1:4) for spin-out

•	NuGenerex Diagnostics: NGDx Express II rapid diagnostic tests for infectious disease.

We believe that these legacy diagnostics, diabetes and cancer assets are may have significant value which is not being recognized due to missteps in the clinical development process by previous management, resulting inability to raise capital necessary to fund further development. We think the products and IP portfolio retain significant value. A recently signed co-development deal with a major pharmaceutical company for AE37 in triple negative breast cancer, and a licensing deal in China for AE37 in prostate cancer illustrate the potential for AE37 immunotherapeutic vaccine. Additionally, Oral-lyn has been reformulated to enter clinical trials for Type II diabetes. The NGDx EXPRESS diagnostic technology has been expanded with the new, patent pending EXPRESS II technology and a new product pipeline. We filled our first international commercial order for 40,000 units of its NGDx -Malaria PF/PV Cassette Test Kit to Imres, BV, a Netherlands-based medical distribution company, and were recently granted a CE Mark Certification under the European Medical Devices Directive (MDD) for its The Express II Syphilis Treponemal Assay, a rapid point-of-care diagnostic assay for the detection of syphilis antibodies in primary and secondary syphilis. As part of the reorganization plan, we placed our legacy assets into separate subsidiaries under the NuGenerex family of companies, including NuGenerex Diagnostics, NGIO, and NuGenerex Therapeutics (Oral-Lyn and RapidMist buccal delivery technology). Our strategy is to reignite the Oral-Lyn development program with a reformulated buccal insulin spray, and to build out the diagnostics business, as detailed in the following paragraphs, however there are no assurances that we will be able to accomplish our strategic objectives.

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

On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigational New Drug (“IND”) submission to Health Canada (Canada's equivalent to the FDA) in July 1998 and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an IND application with the FDA in October 1998 and received FDA approval to proceed with human trials in November 1998.

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

Based on the results from this trial, NuGenerex has entered into a collaborative agreement with Merck Sharpe & Dohme B.V. (Merck) and the National Surgical Adjuvant Breast and Prostate Program (NSABP) to conduct a Phase II trial to evaluate the safety and efficacy of AE37 in combination with the anti-PD-1 therapy, KEYTRUDA (pembrolizumab) in patients with metastatic triple-negative breast cancer. The trial is scheduled to begin enrolling patients in the second quarter of 2019. As the clinical trial continues, NGIO will be obligated to pay NSABP, pursuant to the Clinical Trial Agreement, additional amounts during each completed phase in the increments and at the times set forth in the agreement up to $2,118,461 upon NASBP achieving certain milestones in four primary phases: Start-Up Activities, Accrual and Treatment Period, Follow-up Period and Primary Endpoint. As of January 31, 2021, we have incurred $352,063 of expenses against this commitment.

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

In exchange for the license and distribution exclusivity, Bintai has paid a refundable advance of $2 million and has committed to funding 100% of the commercial development costs for the Ii-Key-CoV-2 vaccine including laboratory and pre-clinical work, GMP manufacturing in the U.S., U.S. and global Phase I, Phase II, and Phase III clinical trials, and all clinical and regulatory work required for approval. If the Company fails to secure FDA approvals within 6 months of execution of the agreement, or a reasonable time thereafter, the advance must be returned to Bintai.

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

As of January 31, 2021, NGIO had 750,000,000 authorized shares of common stock.

On February 2, 2021, NGIO issued one hundred thousand 100,000 shares of the Company’s Series A Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to Generex in exchange for three hundred million 300,000,000 shares of the Company’s common stock, which were immediately cancelled upon such exchange. As of March 14, 2021, NGIO has 100,300,000 shares of common stock outstanding of which Generex owns 64,153,151 shares. The Super Voting Preferred Stock votes with the common stock and is entitled to 3,000 votes per share. The Super Voting Preferred Stock has no dividend, liquidation, conversion or redemption rights. The 300,000,000 shares cancelled by Generex will be available for future issuance.

The Company believes that NGIO’s most value is its internally developed intellectual property. However, the internally developed intellectual property has not met the criteria for capitalization and accordingly, the Company has not recorded any such costs on its balance sheet.

On March 12, 2020, NGIO filed a Form 10 with the Securities and Exchange Commission, which has become effective and NGIO is subject to Exchange Act reporting requirements. NGIO has filed an application to have its common stock listed on the NASDAQ Capital Market.

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

Since its founding, NuGenerex Diagnostics has been developing an expanding line of RDTs for infectious disease diagnosis. These include products for human immunodeficiency virus (HIV), tuberculosis, malaria, hepatitis B, hepatitis C, syphilis, and others. These assays are all qualitative in nature and provide a simple positive or negative result directly at the clinical site. They can be used for definitive diagnosis, triage or in combination with other assays depending on which disease is being considered.

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

NuGenerex Health, LLC has entered into lease agreement in Phoenix, Arizona on January 13, 2021 for two premises of 892 sq ft. and 3,247 sq ft, respectively. The spaces are for the implementation of our clinic strategy beginning with our roll out of RPM CCM and then our specialty practices of Podiatry and Ophthalmology. The lease term is for 77 Months and the expected payments start at $1,933 and $5,888 per month for each premise respectively. Although executed in January 2021, the lease is not expected to commence until the third or fourth quarter of fiscal year 2021.

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

Medicare Global Direct Medicare launched a pilot and will be issuing guidance on becoming a provider under the Global Direct Pay program. This program would replace the idea of forming an HMO as it purportedly has the same benefits with much less bureaucracy and expense. As soon as CMS releases final program details, we will compare the strategies of whether to go with an HMO or the new Medicare Global Direct.

Services and Products

NuGenHealth, LLC

NuGenerex Health LLC entered into a strategic joint venture with Worldwide Digitech, LLC (“WWDT”) by signing an Operating Agreement to form NuGenHealth LLC. Under the agreement profits shall be distributed equally; 50% to NuGenerex Health LLC and 50% to WWDT. WWDT will provide the software powered by the HealthKOS framework and back-end support for the NuGenHealth SaaS system, while NuGenerex Health LLC shall be responsible for the day-to-day management and oversight of business operations.

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

NuGenerex Regenerative Medicine

Olaregen Therapeutix, Inc.

Our wholly owned subsidiary, Olaregen Therapeutix, Inc. is a regenerative medicine company focused on the development, manufacturing and commercialization of products that fill unmet needs in the current wound care market. We aim to provide advanced healing solutions that substantially improve medical outcomes while lowering the overall cost of care.  Olaregen’s first product, Excellagen® (wound conforming matrix) is a topically applied product for dermal wounds and other indications. Excellagen is a FDA 510(k) cleared device for of a broad array of dermal wounds, including partial and full thickness wounds, pressure ulcers, venous ulcers, diabetic ulcers, chronic vascular ulcers, tunneled/undermined wounds, surgical wounds (donor sites/ grafts, post-Mohs surgery, post-laser surgery, podiatric, wound dehiscence), trauma wounds (abrasions, lacerations, second-degree burns and skin tears) and draining wounds, enabling Olaregen to market Excellagen in multiple vertical markets. Since acquisition, Excellagen® became commercially viable.

The ongoing COVID-19 pandemic has impacted the United States economy in a profoundly negative manner. Hospital elective surgeries, surgical centers and other direct-patient-facing businesses have been especially hard hit. Throughout the U.S., most states and municipalities, VAs have at various points throughout the pandemic issued “shut down” orders to non-urgent care in-order to mitigate the spread of the virus.

Do to the current restrictions at the VA only essential personnel have been allowed access therefore restricting our representatives from access. As you know we received our BPA contract with the VA in March of 2020 at the height of the pandemic. We have remained in open and regular communication with the VA and our VA partner AvMedical in regard to keeping Excellagen on top of mind in preparation for the re-opening of access in the near future.

We have also kept in regular contact with our outsourced sales representatives and continue to cultivate relationships that we believe will lead to sales once the VA system opens the outpatient wound care clinics for regular business. This continues to lead to some minor sales in certain VA’s in Connecticut and Texas.

We have taken advantage of the lockout at the VA to focus time on the private sector and have been in negotiations to bring Excellagen on formulary for a large hospital network in Florida.

We are also about to obtain a new order for Excellagen in a NYC Hospital who recently cleared us through the Value Analysis Committee.

In addition, Mount Sinai   Hospital is in the process of completing their quality study of 10 patients using Excellagen in post OR debridement cases, preliminary results have been “extremely positive”.

We continue to work towards the FDA approval in Malaysia with our partner NexGen Medical  . They will be our sales channel partner and they expect an approval in Malaysia sometime in the next 6 months. We have been involved with training their sales leadership team on the benefits and uniqueness of Excellagen. They are excited and motivated to launch Excellagen in their market.

Olaregen is working closely with Joe Moscato and his team to develop an agreement with China. We (Olaregen) licensor is providing an exclusive sublicense to Licensee to make, use and sell products utilizing a proprietary Excellagen and related technologies for the treatment of 17 types of wounds including non-healing wounds. This agreement will be with BEIJING YOUFENG BIOLOGICAL TECHNOLOGY COMPANY, LTD  .

We have done our best to keep relationships strong with our manufacturing partners with the expectation that we will be able to manufacturer new product sometime in the summer once pandemic begins to subside. We are confident our plans will lead to post pandemic success.

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

Competition

Currently four biologics are FDA-approved, including top-selling antibody medicines Humira® (adalimumab), Simponi® (golimumab), Remicade® (infliximab) and Entyvio® (vedolizumab), all of which act to suppress the pro-inflammatory protein, TNF-a (Tumor Necrosis Factor Alpha), a leading cause of the proliferation of ulcerative colis and other forms of IDB. However, even with these options, more than half of all UC patients do not achieve long- term remission. Moreover, 20-30% of non-responsive patients will undergo colon removal surgery in an attempt to remediate the disease.

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

Regulatory Path

The FDA has affirmed our approach to file a 510(k) de novo application on its ECM hydrogel.  We have developed a protocol and engaged a clinical research organization to manage the conduct of our first-in-human (FIH) clinical trials.

Delays caused by COVID-19 in 2020 impacted our expected funding, delayed the performance of activities by our university and corporate partners and complicated our patient recruitment plans. With funding, and a prompt resumption of development activities, our FIH trials may commence in the fourth quarter of fiscal year 2021. Any delays caused by mitigating factors beyond 90 days will likely shift our FIH timetable backward.

Our primary focus is to acquire sufficient data for FDA market approval in the US. Our initial plan includes a 20 person FIH pilot trial in Australia to allow for cost and time savings and additional 50 person pivotal trial to be held in the US, Israel, Canada and/or Europe.

Business Development

Regentys regularly undertakes discussions to try and add technology and products to its pipeline and to explore strategic opportunities in its global business development efforts.  More specifically, the company has undertaken informal discussions regarding the possibility of a sublicensing arrangements in foreign jurisdictions. No firm agreements have been reached and there is no assurance any of these discussions will result in binding agreements.

Should management determine to commercialize its technology in a foreign jurisdiction, the elements of any sublicensing agreement would likely track the provisions included in the core Regentys-University of Pittsburgh exclusive licensing arrangement including an upfront payment, milestone payments, royalties on product sales, non-royalty payments, and some provision for regulatory costs and expenses.  Regentys may act to amend its exclusive license agreement to maximize its business options with any changes contingent upon assent by its university partner.

In the event Regentys would undertake an arrangement to license its technology in a foreign jurisdiction, management expects the timing and location of its first-in-human trials to change. The company has executed consulting agreements that enable flexibility in the choice of venue for such trials.

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

Financing

In January 2019, Regentys was acquired by Generex for an aggregate purchase price of $15,000,000, with $400,000 paid in upfront cash up-front and a promissory note of $14,600,000. Installments payable under the note were tied to specific business development objectives and dates. As October 3, 2019, an additional $850,000 was paid for a total of $1,250,000 against the note. Regentys entered into an accommodation agreement dated March 14, 2019 with Generex to provide longer time to pay. On November 25, 2019, the payment due date for the first three installments was extended to December 30, 2019 and extended on January 10, 2020 further to January 31, 2020. A Fourth Payment of $5,000,000 was due on or about February 1, 2020 and the final payment of $1,150,000 payable on or about February 1, 2021 (both of which have not been paid).

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

On June 2, 2020, the Company entered into a Laboratory Services Agreement and Statement of Work Agreement with Cellular Technology Limited (“CTL”). The Agreement calls for CTL to provide certain laboratory testing and analysis. These services provided by CTL to Generex are part of the development of a potential vaccine for COVID-19 based upon NGIO Ii-Key vaccine technology. NGIO is a majority owned subsidiary of Generex. Generex/NGIO will own the intellectual property generated by CTL’s work. Additionally, several work orders have been entered into related to this agreement.

Pursuant to this agreement and subsequent work orders, Generex will pay to CTL a fee for work plan completion an amount not to exceed $1,194,442 in the aggregate. During the three and six months ended January 31, 2021, the Company has incurred $562,063 and $1,115,940 of expenses, respectively, leaving a balance of $1,120,637 accrued under this agreement.

During the six months ended January 31, 2021 and 2020, expensed $80,000 and $251,459, respectively, to NSABP for clinical trials for additional research and development relating to NGIO’s peptide immune therapeutic vaccines and related technologies. One NGIO vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an NGIO vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. NGIO’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

The following table summarizes our research and development projects in development and the next milestone in its development and estimated costs to achieve such milestone:

List of Projects

Company (Subsidiary)	R&D Project	Current Milestone Target	Estimated Milestone Start Dates	Estimated Milestone Costs
NGIO	AE37 Cancer Vaccine	Phase II Clinical Trial	March 2021	$1,800,000
NGIO	COVID-19 Vaccine	Development of Human Trials	Jan. 2021	1,700,000
Regentys	ECM	First In-Human Clinical Trial in Australia	June 2021	2,000,000
NGDx	Express I & II	FDA 510K Approval

The following is a summary of our research and development costs for the six months ending January 31, 2021 and 2020:

	Six Months Ending January 31,
R&D Project	2021	2020
AE37 Cancer Vaccine	$305,267	$142,200
COVID-19 Vaccine	2,053,830	—
ECM	244,113	566,190
Express I & II	125,097	207,221
Excellagen	—	15,760
Excellasome®**	—	7,200
	$2,728,307	$938,571

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the condensed interim consolidated balance sheet at fair value. As a result, certain derivative warrant liabilities are separately valued and accounted for on our balance sheet, with any changes in fair value recorded in earnings. On our condensed interim consolidated balance sheets as of January 31, 2021 and July 31, 2020, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of either a multinomial lattice model or a Monte Carlo model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends, contractual exercise price reset events, and change in control timing estimate and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

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

Results of Operations

Three months ended January 31, 2021 compared to three months ended January 31, 2020

During the three months ended January 31, 2021 and 2020, net revenues were $0 and $857,427, respectively. The decrease resulted primarily because there was no revenue generated by Pantheon in the three months ended January 31, 2021 while it generated $804,567 during the same period in the prior fiscal year. Additionally, there was a decrease in revenues generated by Olaregen which has been impacted by COVID-19.

Research and development costs in the three months ended January 31, 2021 and 2020 were $1,558,299 and $599,837, respectively. The increase of $958,462 is primarily from the clinical costs related to NGIO’s COVID vaccine for which no expenses were incurred during the same period in the prior fiscal year.

General and administrative expenses in the three months ended January 31, 2021 and 2020 were $6,913,295 and $4,647,065, respectively. The increase of $2,266,230 is primarily due to the $3,748,177 judgement from AEXG arbitration partially offset by reduction in consulting fees incurred in the previous fiscal period to Travis Bird of approximately $291,000 and other various consulting fees of approximately $323,000.

Interest expense in the three months ended January 31, 2021 and 2020 was $587,489 and $1,431,052, respectively. The decrease is primarily due to the decrease in amortization of debt discount of approximately $1,000,000 from the previous year’s fiscal quarter, partially offset default interest and increase of interest on notes payable.

The change in fair value of derivative liabilities for the three months ended January 2021 and 2020 was a loss of $15,257,066 and $1,406,569, respectively. The $13,850,497 increase is primarily due to the change in fair value of the Series A, B, C and D Warrants issued in connection with the PIPE during the three months ended January 31, 2021, which resulted in a loss of approximately $14,564,363, compared to the $1,406,569 loss in the previous year’s fiscal quarter. The significant change in fair value is primarily driven by the stock price which more than doubled during the quarter from $0.20 per share on November 2, 2020 to $0.43 per share on January 29, 2021.

We had a net loss for the three months ended January 31, 2021 and 2020 of $24,406,621 and $7,280,030, respectively. The increase in net loss for the three months ended January 31, 2021 was caused by the factors described above.

Six months ended January 31, 2021 compared to Six months ended January 31, 2020

During the six months ended January 31, 2021 and 2020, net revenues decreased $1,490,653 to $88,435 from $1,579,088, respectively. The decrease resulted primarily because there was no revenue generated by Pantheon in the six months ended January 31, 2021 while it generated $1,253,763 during the same period in the prior fiscal year. Additionally, there was a decrease in revenues generated by Olaregen which has been impacted by COVID-19.

Research and development costs in the six months ended January 31, 2021 and 2020 were $2,728,307 and $938,571, respectively. The increase of $1,789,736 is primarily from the clinical costs related to NGIO’s COVID-19 vaccine for which no expenses were incurred during the same period in the prior fiscal year.

General and administrative expenses in the six months ended January 31, 2021 and 2020 were $19,921,467 and $9,434,104, respectively. The increase of $10,487,363 is primarily due to bonus compensation of $7,050,417 to be paid in approximately $1 million in cash and $6 million in stock and $3,748,177 judgement from the AEXG arbitration that was accrued.

Interest expense in the six months ended January 31, 2021 and 2020 was $1,606,569 and $3,947,165, respectively. The decrease is primarily due to the decrease in amortization of debt discount of $2,221,253 from the previous year’s fiscal quarter, partially offset by approximately $255,080 of default interest.

The change in fair value of derivative liabilities for the six months ended January 2021 and 2020 was a loss of $11,237,214 and $3,645,991, respectively. The $7,591,223 increase is primarily due to the change in fair value of the Series A, B, C and D Warrants issued in connection with the PIPE during the first quarter of fiscal year 2021, which resulted in a loss of approximately $10,643,052, compared to the loss of approximately $3,033,000 in the previous year’s fiscal quarter which resulted from the change in fair value of downside protection. The significant change in fair value of the PIPE warrants is primarily driven by the stock price which more than doubled during the second quarter of fiscal year 2021 from $0.20 to $0.43 per share.

We had a net loss for the six months ended January 31, 2021 and 2020 of $35,395,697 and $16,592,577, respectively. The increase in net loss for the six months ended January 31, 2021 was caused by the factors described above.

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

While we raised $1,850,000 of net proceeds from a private placement and $1,164,616 from the sale of common stock during the six months ended January 31, 2021, the Company’s cash position is not sufficient for twelve months of operations from the filing of this report.

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

Financings

The following is a summary of the financing activities that we have completed during the six months ended January 31, 2021.

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

Financing – Oasis Capital, LLC (“Oasis”)

On September 25, 2020, the Company sold 600,000 shares of common stock to Oasis for net proceeds of $95,083.

On October 9, 2020, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $131,204.

On October 9, 2020, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $130,424.

On November 6, 2020, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $123,524.

On November 17, 2020, the Company sold 1,000,000 shares of common stock to Oasis for net proceeds of $183,416.

On January 12, 2021, the Company sold 1,000,000 shares of common stock to Oasis for net proceeds of $239,120.

On January 20, 2021, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $261,450.

On January 29, 2021, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $275,324.

On February 24, 2021, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $271,874.

On March 4, 2021, the Company sold 750,000 shares of common stock to Oasis for net proceeds of $175,964 which went directly towards repaying an outstanding note with Oasis.

Cash flows for the Six months ended January 31, 2021

For the six months ended January 31, 2021, we used $2,315,721 in cash to fund our operating activities. The use for operating activities included a net loss of $35,395,697, offset primarily by change in fair value of derivative liabilities of $11,237,214 and contract liabilities of $3,000,000 and change of $15,445,719 in accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $523,699 related to depreciation and amortization, $1,742,050 related to stock compensation, $340,226 of amortization of debt discount and a $11,237,214 change in fair value of derivative liabilities.

We had cash provided by financing activities in the six months ended January 31, 2021 of $2,896,301, most of which was from net proceeds from private placement (PIPE) of $1,850,000 and net proceeds from sale of common stock of $1,164,616 partially offset by payments on notes payable of $127,459.

Our net working capital deficiency on January 31, 2021 increased to $57.9 million from $40.1 million on July 31, 2020, which was attributed primarily to an increase in accounts payable and accrued expenses.

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. The balance was payable on or before December 30, 2019, but as of January 31, 2021, the Company has paid $1,887,790.

•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of January 31, 2021, the Company has not yet paid this installment and the full balance of $2,000,000 was payable on or before December 30, 2019 per extension in amended agreement. As January 31, 2021, the company has not paid this amount.

•	$3,000,000 to initiate a first-in-human pilot study on or before December 30, 2019. As January 31, 2021, the company has not paid this amount.

•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020. As January 31, 2021, the company has not paid this amount.

•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021. As January 31, 2021, the company has not paid this amount.

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

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company has not yet adopted this guidance and is determining the impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company and not required to provide Quantitative and Qualitative Disclosures about Market Risk pursuant to Regulation S-K 305 (e).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of January 31, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

We have been working, and are currently working, to remediate the material weaknesses described above, including assessing the need for additional remediation steps and implementing additional measures to remediate the underlying causes that gave rise to the material weaknesses. We believe we have taken appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, however we cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or that the changes made will be sufficient to address and eliminate the material weaknesses previously identified. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000 which has been accrued as of January 31, 2021.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’s acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’s opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition and on April 24, 2020, the Court issued an Opinion and Order in the Litigation confirming the portions of the Arbitration Award regarding liquidated damages, pre-judgment interest, legal fees, and costs, but remanding to the Arbitrator for further proceedings the portion of the Arbitration Award relating to “the economic value today of 84,000 warrants convertible to Generex’s stock exercisable at $2.50 per share as of September 24, 2018” (the “Remanded Arbitration”). On September 18, 2020, the Court issued that AEXG recover from Generex the total sum of $384,771, which sum consists of $210,000 in liquidated damages, $93,304 in legal fees, $12,393 in arbitration fees, $3,313 in arbitration expenses, $65,762 in pre-judgment interest, and post-judgment interest at a rate established by 28 U.S.C § 1961 from September 18, 2020, until the judgment is satisfied, this judgement dealt only with the dollar fees portion, leaving still open the value of the warrants (the “Partial Judgement”).  The parties settled and agreed to the terms of the Partial Judgment that included a payment schedule to which Generex has paid $200,000 in cash to date with the remaining balance being paid and retired in 30 days. The settlement terms do not apply, settle, or resolve in any manner the Remanded Arbitration or the issues pending therein, including, but not limited to, the economic value of the 84,000 warrants, Generex’s right to contest AEXG’s attorneys’ fees, or Generex’s right to contest the issue of who is the prevailing party for fees other than those fees awarded in the Arbitration Award. Generex continues to vigorously defend the open matters. On January 29, 2021, the Remanded Arbitration order was issued by the Arbitrator; AEXG was awarded (i) $3,300,000 as the economic value of the warrants plus accrued simple interest at 9% from December 3, 2018 and (ii) $550,320 in legal fees; Generex does not agree with this award and shall contest the arbitration award in court. In this quarter, the Company accrued an additional $3,748,177 to recognize the conclusion of the arbitration award. As of January 31, 2021, the Company has made payments of $350,140, leaving a balance of $3,850,320 accrued related to this matter.

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

On March 21, 2019 Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. (“NDS”) in the District Court of Dallas County, Texas requesting damages of $3,413,000. This lawsuit is directly connected to assets that were supposed to be transferred to NDS from a third party, but never were transferred. Compass Bank had a lien on those certain assets that were supposed to be transferred into the ownership of NDS, a subsidiary of Generex. NDS and Generex shall continue to defend this legal matter. As of January 31, 2021, the Company has accrued $3,416,695 related to this matter.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The Company shall continue to defend this legal matter. As of January 31, 2021, the Company has accrued for the full $2,752,235 balance.

On September 9, 2019 Generex and its subsidiary NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed a litigation against Veneto, and the constituent entities, for fraud, breach of contract, and a motion for a temporary restraining order restraining the shares contemplated in the Asset Purchase Agreement (“APA”) (supra) for hiding their involvement in a massive healthcare fraud scheme, which is currently being prosecuted civilly by the federal government and filing to transfer assets specified in the APA. . Our motion for a temporary restraining order on transfer of shares we issued in connection with the acquisition of Veneto assets was denied by the Court of Chancery. Generex has continued to pursue claims against Veneto and its principals in a separate arbitration. In a related action, our transfer agent for our common stock was sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex was not named in the suit, but our transfer agent notified us of our obligation to indemnify them pursuant to our agreement with the transfer agent. The action against the transfer agent was dismissed with prejudice and on consent on November 25, 2019. As of this filing, Generex’s arbitration against Veneto and its principals is still active.

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

On February 18, 2020 the Company was named as a defendant in an action brought by Discover Growth Fund, LLC (“Discover”) in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020 the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020 the Company was named as a defendant in an action brought by Discover in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover and issue it shares pursuant to the Purchase Agreement and Promissory Note.  Discover has since dropped the Delaware case without prejudice. The Company has accrued approximately $2,500,000 as of January 31, 2021. Several months ago, Discover was awarded $2,200,000 via a confession of judgment award, along with legal fees of $53,312 against Generex and personally, its CEO, Joseph Moscato. On February 19, 2021, Generex paid $2,253,312 to Discover to fully satisfy the judgement; no stock was exchanged to satisfy this judgment.

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

Between September 24, 2020 and January 31, 2021, the Company exercised put options pursuant to an Equity Purchase Agreement with an investor for an aggregate of 6,350,000 shares of Generex common stock for $1,164,616 of net proceeds.

In November 2020, the Company issued 284,900 shares of common stock to consultants in connection with the offering.

On February 1, 2020, the company fully converted a promissory note with a balance of $90,000 of principal and $9,490 of interest into 255,104 shares of common stock.

On February 24, 2021, the Company issued 750,000 shares of common stock to Oasis for net proceeds of $271,874.

On March 4, 2021, the Company issued 750,000 shares of common stock to Oasis for net proceeds of $175,964 which went directly towards repaying an outstanding note with Oasis.

On March 9, 2021, the Company issued 500,000 shares of common stock to Oasis.

Item 3. Defaults Upon Senior Securities.

Reference is made to Item 1 - Legal Proceedings, above for a description of claims relating to the Note held by Alpha Capital Anstalt.

Item 5. Other Information.

None

Item 6. Exhibits.

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3 to 10-K filed October 9, 2015)
3.2	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)
3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)
3.4	Certificate of Designation of Series A Preferred Stock
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed August 7, 2020)
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed August 7, 2020)
4.3	Form of Series C Warrant (incorporated by reference to Exhibit 4.3 to Current Report on Form 8-K filed August 7, 2020)
4.4	Form of Series D Warrant (incorporated by reference to Exhibit 4.4 to Current Report on Form 8-K filed August 7, 2020)
4.5	Registration Rights Agreement among Generex Biotechnology Corporation and each other party a signatory thereto (incorporated by reference to Exhibit 4.5 to Current Report on Form 8-K filed August 7, 2020)
5.1	Opinion of Carmel, Milazzo & Feil LLP (to be filed by amendment)
10.1	Amendment to Asset Purchase Agreement by and between Veneto Holdings, L.L.C. and NuGenerex Distribution Solutions 2, LLC effective November 1, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 5, 2018).
10.2	Clinical Trial Agreement between NSABP Foundation, Inc. and NGIO, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 26, 2018)
10.3	Form of Stock Control Agreement among the Company, Lawrence Salvo, Stephen L. Berkman, Joseph Moscato and B-H Sanford, LLC. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 3, 2018)
10.4	Form of Agreement, Assignment and Release among the Company, Hema Diagnostic Systems, LLC and Stephen L. Berkman. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.5	Form of Stock Pledge Agreement between Joseph Moscato and Istvan Elek dated November 25, 2018. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 3, 2018)
10.6	Stock Purchase Agreement between Regentys Corporation and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.7	Promissory Note issued by Generex Biotechnology Corporation to Regentys Corporation. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.8	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.9	Pledge and Security Agreement between Generex Biotechnology Corporation and Regentys Corporation. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.10	Management Services Agreement among Regentys Corporation and its officers. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.11	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on January 11, 2019)
10.12	Stock Purchase Agreement between Olaregen Therapeutix, Inc. and Generex Biotechnology Corporation as of January 7, 2019. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 11, 2019)
10.13	Promissory Note issued to Olaregen. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 11, 2019)
10.14	Pledge and Security Agreement between Generex Biotechnology Corporation and Olaregen (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 11, 2019)
10.15	Amended and Restated Investor Rights Agreement of Olaregen (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on January 11, 2019)
10.16	Amendment Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. effective January 15, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 22, 2019)
10.17	Restructuring Agreement by and between Veneto Holdings, L.L.C., Generex Biotechnology Corporation, NuGenerex Distribution Solutions 2, LLC and the members of Veneto Holdings, L.L.C. dated March 28, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2019)
10.18	Asset Purchase Agreement by and among Medisource Partners, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 16, 2019)
10.19	Asset Purchase Agreement by and among Pantheon Medical - Foot & Ankle, LLC, Generex Biotechnology Corporation and NuGenerex Distribution Solutions, LLC, dated July 11, 2019 (incorporated by reference to Current Report on Form 8-K filed on July 16, 2019)
10.20	Stock Purchase Agreement by and between Generex Biotechnology Corporation and GH Care, Inc. DBA ALTuCELL, Inc., effective as of November 15, 2019 (incorporated by reference to 8-K filed November 27, 2019)
10.21	Equity Purchase Agreement between the Company and Oasis (incorporated by reference to Exhibit 10.21 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.22	Registration Rights Agreement between the Company and Oasis (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.23	Purchase Agreement between the Company and Discover (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.24	Amendment Agreement between the Company and ALTuCELL (incorporated by reference to 8-K filed January 28, 2020)
10.25	Securities Purchase Agreement between the Company and Auctus (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.26	Registration Rights Agreement between the Company and Auctus (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.27	Warrant issued by the Company to Auctus (incorporated by reference to Exhibit 10.27 to Registration Statement on Form S-1 (File No. 333-236481) filed on February 18, 2020)
10.28	Collaboration Agreement, dated February 28, 2020 among the Company, Beijing Zhonghua Investment Fund Management Co., LTD and Sinotek-Advocates International Industry Development (Shenzhen) Co., Ltd. (incorporated by reference to 8-K filed March 2, 2020)
10.29	Purchase Agreement between the Company and BHP Capital (incorporated by reference to Exhibit 10.92 to Current Report on Form 10-Q filed on March 20, 2020)
10.30	Purchase Agreement between the Company and Jefferson Street Capital (incorporated by reference to Exhibit 10.93 to Current Report on Form 10-Q filed on March 20, 2020)
10.31	Purchase Agreement between the Company and Platinum Point Capital (incorporated by reference to Exhibit 10.94 to Current Report on Form 10-Q filed on March 20, 2020)
10.32	Purchase Agreement between the Company and Group 10 Holdings (incorporated by reference to Exhibit 10.95 to Current Report on Form 10-Q filed on March 20, 2020)
10.33	Master Services Agreement, dated March 3, 2020, between the Company and EpiVax, Inc. (incorporated by reference to 8-K filed March 17, 2020)
10.34	Laboratory Services Agreement and Statement of Work Agreement between Generex Biotechnology Corporation and Cellular Technology Limited dated June 2, 2020 (incorporated by reference to 8-K filed June 8, 2020).
10.35	Clinical Trial Collaboration and Supply Agreement. Merck Sharp & Dohme B.V., Antigen Express, Inc. June 28, 2017 (incorporated by reference to 8-K filed August 1, 2017).
10.36	Clinical Trial Agreement, Phase II Study, NSABP and Antigen Express, November 20, 2018 (incorporated by reference to 8-K filed November 26, 2018)
10.37	License and Research Agreement between Antigen Express, Inc. and Shenzhen Bioscien Pharmaceuticals Co., Ltd. November 29, 2017 (incorporated by reference to 8-K filed December 11, 2017)
10.38	Purchase Agreement between the Company and Firstfire Global Opportunities Fund LLC. (incorporated by reference to Exhibit 10.38 to 10-K filed November 13, 2020)
10.39	Promissory Note dated May 4, 2020 made to Michael Caridi (incorporated by reference to 8-K filed June 22, 2020
10.40	Promissory Note dated May 4, 2020 made to Michael Caridi (incorporated by reference to 8-K filed June 22, 2020
10.41	Securities Purchase Agreement dated August 4, 2020 among Generex Biotechnology Corporation and each other party a signatory thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 7, 2020)
10.42	Securities Purchase Agreement dated as of June 25, 2020 between FirstFire Global Opportunities Fund, LLC and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.35 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.43	Registration Rights Agreement dated as of June 25, 2020 between FirstFire Global Opportunities Fund, LLC and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.36 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.44	Promissory Note dated June 25, 2020 issued to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.37 to Registration Statement on Form S-1/A filed on September 3, 2020)
10.45	Laboratory Services Agreement (incorporated by reference to 8-K filed June 8, 2020)
10.46	Appendix A Statement of Work (incorporated by reference to 8-K filed June 8, 2020)
10.47	Note Settlement Agreement between Iliad Research and Trading, L.P. and Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed August 11, 2020)
10.48	Joint Venture Operating Agreement to Form NuGenHealth LLC dated August 25, 2020 between Generex Biotechnology Corporation’s wholly owned subsidiary NuGenerex Health LLC and Worldwide Digitech, LLC (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed August 31, 2020)
10.49	Heads of Agreement dated September 18, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Kinden Corporation of Malaysia (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 24, 2020)
10.50	Service Agreement dated September 24, 2020 between NuGenHealth, LLC, a subsidiary of Generex Biotechnology Corporation and Paradise Valley Family Medicine, P.C. (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed September 25, 2020)
10.51	Distribution and Licensing Agreement dated October 5, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN BHD, a subsidiary of Bintai Kinden Corporation Berhad of Malaysia (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 9, 2020)
10.52	Framework Agreement on Cooperative Development of Coronavirus Peptide Vaccine dated October 30, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, Chinese Centre for Disease Control and Prevention National Institute for Viral Disease Control and Prevention (NIVDC) and Beijing Guoxin Haixiang Equity Investment Partnership (Limited Partnership) (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 5, 2020)
10.53	The Ii-Key Innovative Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 18, 2020)
10.54	The Ii-Key Innovative Flu Vaccine Development Agreement dated November 13, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfeng International Consulting Co., Ltd, National Institute for Viral Disease Control and Prevention, Chinese Centre for Disease Control and Prevention and Beijing Guoxin Haixiang Equity Investment Partnership (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 19, 2020
10.55	Non-binding Memorandum of Understanding (MOU) dated November 23, 2020 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Bintai Healthcare SDN. BHD., a subsidiary of Bintai Kinden Corporation Berhad (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 25, 2020)
10.56	The Performance Guarantee Fee Agreement signed January 6, 2021 between Generex Biotechnology Corporation and its majority owned entity NuGenerex Immuno-Oncology, Inc. and Beijing Youfend Biological Technology Co. LTD (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed January 8, 2021)
10.57	GNBT Instruction Letter to transfer agent, Securities Transfer Corporation signed February 1, 2021 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed February 2, 2021)
10.59	Securities Purchase Agreement dated February 17, 2021 (incorporated by reference to 8-K filed February 23, 2021)
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to 10-K filed November 30, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

* Management contract or management compensatory plan or arrangement.

** Filed herewith

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

62

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 17, 2021	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: March 17, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

63