Form 10-Q
period 2021-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2021-06-21
CIK 1059784

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2021

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

As of June 18, 2021, the registrant had 118,446,347 shares of common stock, $0.001 par value per share, outstanding.

1

GENEREX BIOTECHNOLOGY CORPORATION

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,675,027	$15,452
Accounts receivable, net	52,303	164,871
Inventory, net	232,115	742,256
Other current assets	509,381	332,268
Total current assets	2,468,826	1,254,847

Property and equipment	115,746	213,668
Goodwill	34,489,342	34,489,342
Intangible assets	8,672,951	9,365,526
Operating lease right-of-use assets, net	157,492	38,140
Other assets, net	18,821	21,421
TOTAL ASSETS	$45,923,178	$45,382,944

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$40,961,397	$23,907,718
Notes payable – current, net of discount	8,563,199	10,666,703
Payable to foundation for services	1,315,817	1,315,817
Interest payable to foundation	4,660,634	3,911,141
Loans from related parties	14,700	29,700
Operating lease liabilities - current	56,466	38,253
Contract liabilities	7,000,000	—
Deferred tax liability	1,502,122	1,502,122
Total current liabilities	64,074,335	41,371,454

Notes payable - noncurrent	551,573	499,656
Operating lease liabilities - noncurrent	102,480	—
Derivative liability	16,774,000	1,316,757
Common stock payable	8,504,241	10,079,449
Total liabilities	90,006,629	53,267,316

Redeemable non-controlling interest (Note 10)	4,073,898	4,073,898

Commitments and contingencies (Note 3)

Stockholders’ equity (deficiency)
Series A Cumulative Redeemable Perpetual Preferred Stock, $0.001 par value per share; 1,000,000 authorized and no shares issued and outstanding as of both April 30, 2021 and July 31, 2020	—	—
Common stock, $0.001 par value; authorized 750,000,000 shares; 116,278,690 and 82,251,801 issued and outstanding as of both April 30, 2021 and July 31, 2020, respectively	116,277	82,251
Additional paid-in capital	422,298,124	429,744,379
Accumulated deficit	(479,501,629)	(452,062,905)
Accumulated other comprehensive income	753,809	780,296
Non-controlling interest	8,176,070	9,497,709
Total stockholders’ equity (deficiency)	(48,157,349)	(11,958,270)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$45,923,178	$45,382,944

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Revenue, net	$20,695	$498,676	$109,130	$2,077,764
Cost of goods sold	65,995	116,292	194,312	415,569
Gross profit	(45,300)	382,384	(85,182)	1,662,195

Operating expenses
Research and development	1,202,835	332,029	3,931,142	1,270,600
Bad debt expense	—	—	—	14,146
General and administrative	5,115,320	3,624,709	25,036,787	13,058,813
Total operating expenses	6,318,155	3,956,738	28,967,929	14,343,559

Operating loss	(6,363,455)	(3,574,354)	(29,053,111)	(12,681,364)

Other income (expense):
Interest expense	(1,051,624)	(1,506,103)	(2,658,740)	(5,453,268)
Interest income	—	5	—	1,092
Changes in fair value of contingent purchase consideration	—	(119,630)	—	(119,630)
Change in fair value of derivative liability	15,388,602	(466,217)	4,151,388	(4,112,208)
Change in fair value of common stock payable	68,158	(96,183)	102,382	18,871
Gain on settlement of accrued interest	370,553	—	370,553	—
Gain on forgiveness of PPP loan	73,100		73,100
Other income (loss), net	—	1,665	104,065	(6,887)

Net income (loss)	8,485,334	(5,760,817)	(26,910,363)	(22,353,394)

Net loss attributable to noncontrolling interests	(737,216)	(134,355)	(1,321,639)	(691,484)

Net income (loss) available to common stockholders	$9,222,550	$(5,626,462)	$(25,588,724)	$(21,661,910)

Net income (loss) per common share
Basic	$0.08	$(0.07)	$(0.24)	$(0.31)
Diluted	$(0.04)	$(0.07)	$(0.24)	$(0.31)

Shares used to compute income (loss) per share
Basic	114,605,060	76,976,925	106,460,699	70,702,570
Diluted	140,407,179	76,976,925	106,460,699	70,702,570

Comprehensive income (loss)
Net income (loss)	$9,222,550	$(5,626,462)	$(25,588,724)	$(21,661,910)
Change in foreign currency translation adjustments	(12,229)	17,042	(26,487)	(4,983)
Comprehensive income (loss) available to common stockholders	$9,210,321	$(5,609,420)	$(25,615,211)	$(21,666,893)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

								Accumulated
						Additional		Other			Total
	Preferred Stock		Common Stock		Subscription	Paid-in	Accumulated	Comprehensive		Non-controlling	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Income	Sub Total	Interest	Deficiency
Balance at January 31, 2020	—	$—	69,129,001	$69,127	$(767,690)	$420,206,242	$(434,763,323)	$775,191	$(14,480,453)	$14,429,920	$(50,533)
Stock compensation expense	—	—	—	—	—	393,414	—	—	393,414	—	393,414
Shares issued for services	—	—	109,803	110	—	49,890	—	—	50,000	—	50,000
Conversion of debt to equity	—	—	4,713,192	4,715	—	1,580,437	—	—	1,585,152	—	1,585,152
Reduction of derivative liabilities	—	—	—	—	—	765,424	—	—	765,424	—	765,424
Purchase of shares in subsidiary	—	—	5,950,000	5,950	—	4,586,327	—	—	4,592,277	(4,592,277)	—
Shares issued as debt issuance cost	—	—	35,000	35	—	9,205	—	—	9,240	—	9,240
Settlement of subsidiary's debt with stock	—	—	—	—	—	32,212	—	—	32,212	—	32,212
Currency translation adjustment	—	—	—	—	—	—	—	17,042	17,042	—	17,042
Net Income (Loss)	—	—	—	—	—	—	(5,626,462)	—	(5,626,462)	(134,355)	(5,760,817)
Balance at April 30, 2020	—	$—	79,936,996	$79,937	$(767,690)	$427,623,151	$(440,389,785)	$792,233	$(12,662,155)	$9,703,288	$(2,958,866)

Balance at July 31, 2019	—	$—	78,608,419	$78,608	$—	$408,550,211	$(418,727,875)	$797,216	$(9,301,840)	$16,974,439	$7,672,599
Stock compensation expense	—	—	—	—	—	1,630,111	—	—	1,630,111	—	1,630,111
Shares issued for services	—	—	669,803	670	—	292,930	—	—	293,600	—	293,600
Shares issued for deferred offering	—	—	1,719,901	1,720	(767,690)	765,970	—	—	—	—	—
Issuance of common stock payable	—	—	436,121	436	—	935,959	—	—	936,395	—	936,395
Conversion of debt to equity	—	—	9,719,740	9,720	—	4,480,190	—	—	4,489,910	—	4,489,910
Issuance of common stock for acquisitions	—	—	960,000	960	—	1,150,992	—	—	1,151,952	—	1,151,952
Reduction of derivative liabilities	—	—	—	—	—	3,041,502	—	—	3,041,502	—	3,041,502
Cancellation of shares	—	—	(20,375,900)	(20,376)	—	20,376	—	—	—	—	—
Purchase of shares in subsidiary	—	—	7,855,912	7,856	—	6,571,811	—	—	6,579,667	(6,579,667)	—
Shares issued as debt issuance cost	—	—	343,000	343	—	150,887	—	—	151,230	—	151,230
Currency translation adjustment	—	—	—	—	—	—	—	(4,983)	(4,983)	—	(4,983)
Settlement of subsidiary's liability with stock	—	—	—	—	—	32,212	—	—	32,212	—	32,212
Net Income (Loss)	—	—	—	—	—	—	(21,661,910)	—	(21,661,910)	(691,484)	(22,353,394)
Balance at April 30, 2020	—	$—	79,936,996	$79,937	$(767,690)	$427,623,151	$(440,389,785)	$792,233	$(12,662,155)	$9,703,288	$(2,958,866)

Balance at January 31, 2021	—	$—	112,572,514	$112,572	$(275,324)	$420,021,103	$(488,724,179)	$766,038	$(68,099,790)	$8,913,286	(59,186,504)
Stock compensation expense	—	—	—	—	—	418,738	—	—	418,738	—	418,738
Issuance of common stock	—	—	1,350,000	1,350	—	412,967	—	—	414,317	—	414,317
Shares issued as debt issuance cost	—	—	551,072	551	—	178,280	—	—	178,831	—	178,831
Subscription receivable			—	—	275,324	—	—	—	275,324		275,324
Reduction of derivative liabilities			—	—	—	38,051	—	—	38,051		38,051
Conversion of debt to equity	—	—	1,805,104	1,804	—	488,957	—	—	490,761	—	490,761
Warrants granted with notes payable	—	—	—	—	—	740,028	—	—	740,028	—	740,028
Currency translation adjustment	—	—	—	—	—	—	—	(12,229)	(12,229)	—	(12,229)
Net income (loss)	—	—	—	—	—	—	9,222,550	—	9,222,550	(737,216)	8,485,335
Balance at April 30, 2021	—	$—	116,278,690	$116,277	$—	$422,298,124	$(479,501,629)	$753,809	$(56,333,419)	$8,176,070	(48,157,349)

Balance at July 31, 2020	—	$—	82,251,801	$82,251	$—	$429,744,379	$(452,062,905)	$780,296	$(21,455,979)	$9,497,709	$(11,958,270)
Stock compensation expense	—	—	—	—	—	2,160,788	—	—	2,160,788	—	2,160,788
Shares issued for services	—	—	51,130	51	—	10,942	—	—	10,993	—	10,993
Issuance of common stock payable	—	—	3,529,415	3,529	—	1,469,297	—	—	1,472,826	—	1,472,826
Conversion of debt to equity	—	—	7,665,359	7,665	—	1,610,939	—	—	1,618,604	—	1,618,604
Shares issued as debt issuance cost	—	—	551,072	551	—	178,280	—	—	178,831	—	178,831
Reduction of derivative liabilities	—	—	—	—	—	575,987	—	—	575,987	—	575,987
Issuance of common stock and warrants with attributed derivative liability from PIPE offering	—	—	5,102,040	5,102	—	(19,729,318)	—	—	(19,724,216)	—	(19,724,216)
Deemed dividend related to issuance of warrants containing derivative liabilities	—	—	—	—	—	1,850,000	(1,850,000)	—	—	—	—
Settlement of derivative liability from exercise of warrants	—	—	—	—	—	1,840,530	—	—	1,840,530	—	1,840,530
Issuance of common stock, net of fees of $22,405	—	—	7,700,000	7,700	—	1,846,557	—	—	1,854,257	—	1,854,257
Exercise of warrants	—	—	9,142,973	9,143	—	—	—	—	9,143	—	9,143
Warrants granted with notes payable	—	—	—	—	—	740,028	—	—	740,028	—	740,028
Issuance of common stock as offering costs	—	—	284,900	285	—	(285)	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—	—	—	(26,487)	(26,487)	—	(26,487)
Net loss	—	—	—	—	—	—	(25,588,724)	—	(25,588,724)	(1,321,639)	(26,910,363)
Balance at April 30, 2021	—	$—	116,278,690	$116,277	$—	$422,298,124	$(479,501,629)	$753,809	$(56,333,419)	$8,176,070	(48,157,349)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,910,363)	$(22,353,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	783,173	609,007
Amortization of operating lease right-of-use assets	57,514	71,987
Stock compensation expense	2,160,788	1,630,111
Shares issued for services	10,993	293,600
Loss of disposal of fixed assets	7,324	189,366
Amortization of debt discount	975,835	3,795,606
Gain on settlement of accrued interest	(370,553)	—
Gain on forgiveness of PPP loan	(73,100)	—
Change in fair value of derivative liabilities - convertible notes	(432,653)	(642,221)
Change in fair value of derivative liabilities - warrants	(3,718,735)	(9,913)
Change in fair value of derivative liabilities - downside protection	—	4,764,341
Bad debt expense	—	10,981
Increase in notes payable due to default	255,080	94,214
Change in fair value of common stock payable	(102,382)	(18,871)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	112,568	16,599
Inventory	510,141	(281,905)
Accounts payable and accrued expenses	17,476,534	6,057,005
Interest payable to foundation	749,493	626,867
Contract liabilities	7,000,000	—
Operating lease liabilities	(56,173)	(70,685)
Other current assets	(174,513)	(286,096)
Other assets	—	11,383
Net cash used in operating activities	(1,739,029)	(5,487,035)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,616)
Cash received in acquisition of a business, net of cash paid	—	49,305
Net cash provided by investing activities	—	44,689

CASH FLOWS FROM FINANCING ACTIVITIES
Loan (repayments to) and proceeds from related party	(15,000)	10,000
Payment of notes payable	(2,349,996)	(935,731)
Proceeds from note payable	2,050,200	6,381,448
Proceeds from issuance of common stock	1,854,257	109,770
Issuance of common stock in a private placement (PIPE), net of fees	1,850,000	—
Proceeds from exercise of warrants	9,143	—
Net cash provided by financing activities	3,398,604	5,565,487

Net increase in cash and cash equivalents	1,659,575	118,158

Cash and cash equivalents, beginning of period	15,452	298,485

Cash and cash equivalents, end of period	$1,675,027	$416,643

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$50,000	$25,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of derivative liabilities	$575,987	$3,041,502
Issuance of shares--common stock payable	$1,472,826	$936,395
Issuance of common stock for conversion of debt	$1,618,604	$4,489,910
Subscription receivable	$—	$765,970
Shares issued as debt issuance cost	$178,831	$151,230
Warrants granted with notes payable	$740,028	$—
Discount on Derivative liability upon issuance of debt	$—	$1,834,607
Settlement of subsidiary's debt with issuance of stock	$—	$32,212
Issuance of common stock and warrants from PIPE offering	$21,574,216	$—
Elimination of derivative liability from exercise of warrants	$1,840,530	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Note 1 – Organization of Business and Going Concern

Generex Biotechnology Corporation (“Generex”, “Company”, “GNBT”, "we", "us" or "our"), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. As of April 30, 2021, the active wholly-owned subsidiaries of the Company are Generex Pharmaceuticals, Inc.; 1097346 Ontario, Inc.; Nugenerex Diagnostics, Inc.; Rapid Medical Diagnostics Corporation; GNBTELC, LLC; Olaregen Therapeutix, Inc.; Nugenerex Management Services, Inc.; Nugenerex Distribution Solutions 2, LLC; DMEiq, LLC (d/b/a DME-IQ); Rapport Services, LLC; NMSIELC, LLC; High Desert Diagnostic Laboratory, Inc.; NuGenerex Distribution Solutions, LLC; Pantheon F & A, LLC; Nugenerex Surgical Holdings, LLC; NuGenerex Health, LLC; NuGenerex HMO, LLC; and its majority controlled subsidiaries: NuGenerex MSO, LLC; NuGenerex Immuno-Oncology, Inc.; Regentys Corporation; and NuGenHealth, LLC.

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

Going Concern

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern. The Company has experienced recurring net losses and negative cash flows from operations since inception and has an accumulated deficit of $479,501,629 and a working capital deficiency of $61,605,509 on April 30, 2021. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

As a result of the termination of the Travis Bird Consulting Agreement and the ongoing COVID-19 pandemic, the operations of MediSource and Pantheon have been significantly curtailed resulting no sales during the nine months ending April 30, 2021, compared to $1,253,763 for the same period in the prior fiscal year with no expectation that such sales will resume in the near future.

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

Operating results for the nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet on April 30, 2021 does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. Therefore, these condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Revenue from product sales of Olaregen’s Excellagen® is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. Revenue from product sales of Pantheon medical surgical kits used in surgical procedures is recorded all revenue is recognized at a point in time, generally when title of the product and control is transferred to the client which occurs upon the completion of surgical procedure when the product utilized, and the medical facility provides a final list of products consumed. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration based on factors such as the Company’s historical experience, contractual arrangement and specific known market events and trends. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

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

	Three months ended April 30,		Nine months ended April 30,
Revenue Source	2021	2020	2021	2020
Product sales	$20,695	$497,386	$109,130	$2,059,596
Management services	—	1,290	—	18,168
Total revenue	$20,695	$498,676	$109,130	$2,077,764

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000 which has been accrued as of April 30, 2021.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’ acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018, an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0, or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’ opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition and on April 24, 2020, the Court issued an Opinion and Order in the Litigation confirming the portions of the Arbitration Award regarding liquidated damages, pre-judgment interest, legal fees, and costs, but remanding to the Arbitrator for further proceedings the portion of the Arbitration Award relating to “the economic value today of 84,000 warrants convertible to Generex stock exercisable at $2.50 per share as of September 24, 2018” (the “Remanded Arbitration”). On September 18, 2020, the Court issued that AEXG recover from Generex the total sum of $384,771, which sum consists of $210,000 in liquidated damages, $93,304 in legal fees, $12,393 in arbitration fees, $3,313 in arbitration expenses, $65,762 in pre-judgment interest, and post-judgment interest at a rate established by 28 U.S.C § 1961 from September 18, 2020, until the judgment is satisfied, this judgement dealt only with the dollar fees portion, leaving still open the value of the warrants (the “Partial Judgement”).  The parties settled and agreed to the terms of the Partial Judgment that included a payment schedule to which Generex has paid $200,000 in cash to date with the remaining balance being paid and retired in 30 days. The settlement terms do not apply, settle, or resolve in any manner the Remanded Arbitration or the issues pending therein, including, but not limited to, the economic value of the 84,000 warrants, Generex’ right to contest AEXG’s attorneys’ fees, or Generex’ right to contest the issue of who is the prevailing party for fees other than those fees awarded in the Arbitration Award. On January 29, 2021, the Remanded Arbitration order was issued by the Arbitrator; AEXG was awarded (i) $3,300,000 as the economic value of the warrants plus accrued simple interest at 9% from December 3, 2018 and (ii) $550,320 in legal fees. On April 7, 2021, Generex entered into a Settlement Agreement and Release with AEXG (the “Settlement”); under the terms of the Settlement, Generex agreed to pay $41,730 in legal fees and $3,300,000 for the warrants plus accrued simple interest at 9% from December 3, 2018. As of April 30, 2021, the Company accrued $4,595,899 related to this matter. The April 7, 2021 Settlement also included interest awarded to AEXG of approximately $790,000 that was accrued during the quarter ended April 30, 2021. The payment under the Settlement was due June 15, 2021, but not paid by Generex; Generex is working with AEXG to make such payment.

On October 26, 2018, Generex entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which a note due on October 26, 2019 was called for repayment in the principal amount of $682,000.  On January 25, 2019, Generex received a letter from Alpha’s counsel stating that the note was in default because Generex’ common stock was not listed on NASDAQ within 90 days after the issuance of the note.  The letter demanded repayment in full. On February 12, 2019, Alpha filed a lawsuit in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Generex does not agree with Alpha’s legal demands and continues to defend the lawsuit. On March 25, 2021, Generex entered into a Settlement Agreement and Mutual Release with Alpha (the “Settlement”); under the terms of the Settlement, Generex agreed to pay Alpha $750,000. There was an additional $370,553 of accrued interest related to this note that the Company recognized as a gain on settlement of debt. On May 17, 2021, Generex paid $750,000 to Alpha.

On March 21, 2019, Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. (“NDS”) in the District Court of Dallas County, Texas requesting damages of $3,413,000. This lawsuit is directly connected to assets that were supposed to be transferred to NDS from a third party, but never were transferred. Compass Bank had a lien on those certain assets that were supposed to be transferred into the ownership of NDS, a subsidiary of Generex. NDS and Generex shall continue to defend this legal matter. As of April 30, 2021, the Company has accrued $3,416,695 related to this matter.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The Company shall continue to defend this legal matter. As of April 30, 2021, the Company has accrued for the full $2,752,235 balance. On May 11, 2021, the parties agreed to temporarily postpone arbitration in hopes of an amicable settlement.

On September 9, 2019 Generex and its subsidiary NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed a litigation against Veneto, and the constituent entities, for fraud, breach of contract, and a motion for a temporary restraining order restraining the shares contemplated in the Asset Purchase Agreement (“APA”) (supra) for hiding their involvement in a massive healthcare fraud scheme, which is currently being prosecuted civilly by the federal government and filing to transfer assets specified in the APA. The Company’s motion for a temporary restraining order on transfer of shares Generex issued in connection with the acquisition of Veneto assets was denied by the Court of Chancery. Generex has continued to pursue claims against Veneto and its principals in a separate arbitration. In a related action, the Company’s transfer agent was sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex was not named in the suit, but the transfer agent notified the Company of its obligation to indemnify them pursuant to its agreement with the transfer agent. The action against the transfer agent was dismissed with prejudice and on consent on November 25, 2019. As of this filing, Generex’ arbitration against Veneto and its principals is still active.

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

On February 18, 2020, the Company was named as a defendant in an action brought by Discover Growth Fund, LLC (“Discover”) in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020 the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020 the Company was named as a defendant in an action brought by Discover in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover and issue it shares pursuant to the Purchase Agreement and Promissory Note.   . The Company accrued approximately $2,500,000 related to this claim. In December 2020, Discover was awarded $2,200,000 via a confession of judgment award, along with legal fees of $53,312 against Generex and personally, its CEO, Joseph Moscato. On February 19, 2021, Generex paid $2,253,312 to Discover to fully satisfy the judgement; no stock was exchanged to satisfy this judgment.

On October 2, 2020, the Company and its subsidiary, NuGenerex Distribution Solutions, LLC, was named as a defendant in an action brought by AVEM Medical, LLC, formerly known as MediSource Partners, LLC and Pantheon Medical – Foot & Ankle, LLC in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida, Civil Division. The complaint alleges that the Company breached an Asset Purchase Agreement by issuing fewer shares to the seller than what the agreements contemplated.  AVEM claims entitlement to an additional $312,000 in Company stock, and Pantheon claims entitlement to an additional $576,800 in Company stock. The Company has filed a motion to dismiss the case for lack of subject matter jurisdiction, and it intends to vigorously defend the case wherever it is ultimately litigated. The Company intends to vigorously defend the case. The Company accrued $790,558 of interest as of April 30, 2021.

On April 20, 2021, the Company was named as a defendant in an action brought by Quantum Media Group, LLC (“Quantum”) in the Supreme Court of the State of New York County of New York. The complaint alleges that the Company breached a service contract. Quantum claims entitlement to $102,260 in service payments. The Company has filed a motion to dismiss the case for failure to state a cause of action, and it intends to vigorously defend the case. The Company has accrued the total amount of the claim.

With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

Commitments

Intellectual Property

In connection with the Company’s acquisition of Olaregen, the intellectual property owned by Olaregen was acquired with an initial payment remitted by Olaregen in accordance with the $4 million signed commitment agreement entered into with Activation Therapeutics, Inc. The remaining $3.35 million balance is to be paid in quarterly installments equal to 10% of quarterly net sales generated by Activation Therapeutics assuming the Exellagen average selling price per unit exceeds $800. In the event that the average selling price per unit is less than $800 per unit, cost of goods sold shall be excluded from the computation of net sales.

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

On January 27, 2020, Generex and ALTuCELL executed an Amendment Agreement to the SPA (the “Amendment”). Under the Amendment, closing will occur within 30 days of the full execution of the Amendment, subject to the conditions to closing under the SPA. The parties agreed that Generex will pay the $2.5 million closing payment from certain specifically identified sources. If ALTuCELL chooses to cancel the transaction as a result of delays due to forces beyond the control of Generex, including government regulatory delays or extended reviews by regulators that delay approvals of corporate actions, or by natural disasters or other unforeseen events beyond the control of Generex, ALTuCELL, agrees to return all payments made by Generex. As of April 30, 2021, Generex has advanced $212,000 to ALTuCELL. As of the date of this filing, the acquisition did not close, however, both companies are negotiating the terms of the extension.

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

Regentys

On November 25, 2019, the Company amended the Stock Purchase Agreement with Regentys originally on January 7, 2019. Effective November 25, 2019, the remaining three payments of $2,039,001, $2,000,000, and $3,000,000 were all payable on or before December 30, 2019. The Company is negotiating the terms of a new extension and there has been no demand for payment currently.

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

Agreements

Research and Development Agreements

On November 20, 2018, the Company entered into a clinical trial agreement with NSABP Foundation, Inc. (“NSABP”) under which NSABP will conduct clinical research using the Company’s AE37 peptide immunotherapeutic vaccine in combination with pembrolizumab (Keytruda®) for the treatment of metastatic triple negative breast cancer. The Company has agreed to pay NSABP an amount not to exceed $2,118,461 based on NSABP achieving various milestones. The Company recognized $80,000 and $251,459 as research and development related to the clinical trial agreement with NSABP for the nine months ending April 30, 2021 and 2020, respectively.

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

Pursuant to this agreement, Generex will pay to CTL a fee for work plan completion an amount not to exceed $1,296,854. During the three and nine months ended April 30, 2021, the Company has incurred $149,895 and $1,265,835 of expenses, respectively. There was a balance of $1,020,225 accrued at April 30, 2021.

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

As of April 30, 2021, Generex, has received $2,000,000 in cash to pursue the commercialization of the Vaccine.

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

3. Equity Distributions: the net profits of the Joint Entity shall pay to Generex first until Generex receives $20 million, then the China Partners will receive the next $80 million in net profits from the Joint Entity and thereafter Generex and the China Partners will receive net profits from the Joint Entity in accordance with their pro rate equity interests.

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

As of April 30, 2021, Generex, has received approximately 4,500,000, net of taxes, from the COVID Agreement in cash to pursue the commercialization of the Vaccine.

On November 13, 2020, Generex and the China Partners entered into the Ii-Key Innovative Flu Vaccine Development Agreement (the “Swine Flu Agreement”). Pursuant to the Swine Flu Agreement, the parties agreed that upon the successful development of the flu vaccine and receipt of approval from NMPA for the product launch, the Joint Entity shall have a sole and exclusive world-wide license for swine flu and shall pay Generex a license fee of $2.5 million less certain costs estimated at $500,000.

Employee Compensation and Settlement Agreements

During the nine months ended April 30, 2021, the Company awarded executives and employees bonus compensation of $7,060,417 to be paid in approximately $1 million in cash and $6 million in stock.

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

On September 1, 2013, the Foundation and the Company entered into a forbearance agreement (the “Forbearance Agreement”) under which the Company acknowledged they were $1,315,817 in arrears in its payment and interest obligations to the Foundation under the CSA (the “Original Forbearance Amount”). Pursuant to the Forbearance Agreement, the Company and the Foundation in exchange for the Foundations deferring the Company’s overdue payments, future payments and interest, the Company agreed, among other things to pay the Foundation certain royalties and accelerated payments (“Forbearance Payments”). Effective August 1, 2015, the Company capitalized all outstanding unpaid interest on the outstanding balance. For the three and nine months ended April 30, 2021, the Company recorded interest expense in the amount of $261,069 and $749,493, respectively, in the statements of operations. For the three and nine months ended April 30, 2020, the Company recorded interest expense in the amount of and $218,350 and $626,867, respectively, in the statements of operations. As of April 30, 2021 and July 31, 2020, the Company has recorded accrued interest of $4,660,634 and $3,911,141, respectively.

Note 4 – Inventory

Inventory consists of the following components:

	April 30,	July 31,
	2021	2020
Raw materials	$182,722	$182,722
Finished goods	49,393	559,534
Total Inventory	$232,115	$742,256

Note 5 – Property and Equipment

Property and equipment, net consisted of the following:

	April 30, 2021	July 31, 2020
Computers and technological assets	$50,205	$53,314
Machinery and equipment	317,751	329,977
Furniture and fixtures	18,725	18,725
Leasehold Improvements	—	16,596
	386,681	418,612
Less accumulated depreciation	(270,935)	(204,944)
	$115,746	$213,668

Depreciation expense related to property and equipment for the nine months ended April 30, 2021 and 2020 was $90,598 and $146,712, respectively. Additionally, the Company disposed of fixed assets with a book value of $7,324 during the nine months ended April 30, 2021.

Note 6 – Goodwill and Intangible Assets

Goodwill was recognized as a result of the acquisitions of Veneto, Regentys and Olaregen in fiscal year 2019. Goodwill was $34,489,342 as of April 30, 2021 and July 31, 2020.

Intangible assets consist of the following at:

		April 30,	July 31,
	Estimated Useful Lives	2021	2020
In-Process Research & Development		$6,302,427	$6,302,427
Non-compete agreements	3 years	1,210,000	1,210,000
Developed Software/Technology	5 years	131,000	131,000
Intellectual property	5 years	2,459,000	2,459,000
Patents	20 years	51,274	51,274
		10,153,701	10,153,701
Less accumulated amortization		(1,480,750)	(788,175)
		$8,672,951	$9,365,526

Intangible assets are amortized on a straight-line basis over the useful lives of the assets. The Company is currently not amortizing the in-process research and development until it becomes commercially viable and placed in service. At the time when the intangible assets are placed in service the Company will determine a useful life. As of April 30, 2021, the in-process research and development (“IPR&D”) of $6,302,427 in the aggregate was a combination of $2,911,377 obtained through the acquisition of HDS and $3,391,050 obtained through the acquisition of Regentys. None of the research and development of the underlying IPR&D have been abandoned, nor was it determined to be impaired by management as a result of COVID-19. On March 20, 2020, during the height of the pandemic, the Company was recently awarded a Blanket Purchase Agreement (BPA) contract from the National Strategic Acquisition Center (SAC). The VA’s National Contract and National BPA programs are used by VA medical centers, related facilities, specific State Veterans Homes, and other Federal facilities to procure select products based on clinical evidence, patient outcomes, and economic cost to the VA hospitals. The SAC awarded Olaregen’s Excellagen will expedite the purchasing of Excellagen at over 165 VA medical centers across the U.S. and Puerto Rico. This approval process was critical to the Company’s ability to determine that IPR&D associated with Olaregen, valued at $2,459,000, no longer has an indefinite life and going forward is subject to amortization. The Company determined Olaregen’s IPR&D useful life to be 5 years.

Amortization expense amounted to $692,575 and $462,295 for the nine months ended April 30, 2021 and 2020, respectively.

The estimated amortization expense for the remainder of the current fiscal year and for the next five years and thereafter is as follows:

Amount
Remainder of fiscal year ended July 31, 2022	295,185
July 31, 2023	597,523
July 31, 2024	520,564
July 31, 2025	494,364
July 31, 2026	458,202
Thereafter	4,686
$2,370,524

Note 7 – Notes Payable

As of April 30, 2021, and July 31, 2020, the Company had notes payable with aggregate principal balances of $10,248,680 and $11,591,479 and debt discounts of $1,133,907 and $425,120, respectively. The notes bear interest between 1% and 16% per annum. During the nine months ended April 30, 2021, the Company made payments on principal of $2,349,996 and converted $1,538,016 of principal into common stock. As of April 30, 2021, there was one note in default with a principal balance of $682,000 and is accruing a default rate of interest of 24% per annum.

Amount
Balance of notes payable, net on July 31, 2020	$11,166,359
Issuances of debt	2,239,500
Issuance of PPP loans	125,200
Additions to debt due to default	255,080
Amortization of debt discount	975,834
Forgiveness of PPP loan	(73,100)
Debt discount	(1,613,166)
Conversions	(1,610,939)
Payments	(2,349,996)
Balance of notes payable, net on April 30, 2021	$9,114,772

	As of April 30,	As of July 31,
	2021	2020
Notes payable	$10,248,680	$11,591,479
Less: debt discount	(1,133,908)	(425,120)
Total debt, net of discount	9,114,772	11,166,359
Notes payable, net - noncurrent	551,573	499,656
Notes payable, net - current	$8,563,199	$10,666,703

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

During the third quarter of 2021, the Company issued an aggregate of $2,239,500 of convertible notes payable to two investors. The notes are due within one year and bear 8% interest per annum. Subject to certain ownership limitations, the notes will be convertible at the option of the holder after 180 days, or in the event of a default. The embedded beneficial conversion feature of these Notes meets the definition of a derivative and requires bifurcation and liability classification, at fair value. The fair value of the derivative liability as of the date of issuance was $451,080 and was recorded as a discount of the note. The Company also issued 551,072 shares of common stock and granted warrants to purchase 2,007,917 shares of common stock at $0.60 per share. The value of the common stock and warrants were recorded as a discount of the note at fair value.

Paycheck Protection Program Loans

In April 2020, Regentys, Olaregen, NDS 2 and MediSource (collectively “the Subsidiaries”) were granted loans (the “PPP Loans”) in the aggregate amount of $499,473, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Subsidiaries to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Subsidiaries having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria. On February 28, 2021, Regentys’ PPP loan was forgiven in the amount of $73,100 of principal and $601 of interest which is recognized as other income on the Statement of Operations.

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

On March 17, 2021, Olaregen received an additional $125,200 of PPP loan under the same terms.

Compass Bank

Pursuant to the second closing of the acquisition of certain operating assets of Veneto Holdings, L.L.C. and its affiliates, Generex’ wholly owned subsidiary agreed to assume outstanding debt of Veneto subsidiaries to Compass Bank, including obligations under a term loan and a revolving line of credit. Claiming three separate types of default, Compass Bank has demanded payment in full of amounts due under the term loan and revolving line of credit, in an aggregate amount of approximately $3,413,000. Generex believes it has defenses to such demand, including that the bank was not an intended beneficiary of the subsidiary’s agreement to assume the debt.

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

Based on the various convertible notes described in Note 7, and the sale of common stock in a private investment in public equity (“PIPE”) described in Note 9, the fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows as of April 30, 2021:

	Derivative Liability - Convertible Notes	Derivative Liability - Warrants	Derivative Liability PIPE Warrants	Total
Balance as of July 31, 2020	$742,391	$574,366	$—	$1,316,757
Change Due to Issuances	451,080		21,574,216	22,025,296
Change due to exercise / redemptions	(576,135)	—	(1,840,530)	(2,416,665)
Change in fair value	(432,653)	(574,366)	(3,144,369)	(4,151,388)
Balance as of April 30, 2021	$184,683	$—	$16,589,317	$16,774,000

Note 9 - Stockholders’ Equity

Common Stock

Stock compensation expense

During the nine months ended April 30, 2021, the Company recognized $2,160,788 of expense related to the vesting of stock options and issued 51,130 shares of common stock to vendors for services valued at $0.215 per share, or $10,993.

Issuance of common stock

On November 25, 2019, the Company entered an Equity Purchase Agreement with Oasis Capital, LLC (“Oasis”) to purchase up to $40,000,000 of the Company’s stock at 92% of the market price for the period of five (5) consecutive trading days immediately subject to a put notice on such date on which the Purchase Price is calculated in accordance with the terms and conditions of the agreement (subject to certain limitations) from time to time over a 36-month period. During the nine months ended April 30, 2021, the Company issued 7,700,000 shares of common stock in tranches for an aggregate price of $1,854,257, net of transaction costs of $22,405.

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

Issuance of common stock payable

During the nine months ended April 30, 2021 and 2020, 3,529,415 and 436,121 shares of common stock payable were issued to settle outstanding obligations, valued at $1,472,826 and $936,395, respectively. As of April 30, 2021 and July 31, 2020, the value of the remaining shares to be issued was $8,504,241 and $10,079,449, respectively.

Common Stock Payable
Balance as of July 31, 2020	$10,079,449
Issuance of common stock payable	(1,472,826)
Change in fair value of common stock payable	(102,382)
Balance as of April 30, 2021	$8,504,241

Conversion of debt to equity and reduction in derivative liabilities

During the nine months ended April 30, 2021 and 2020, the Company issued 7,665,359 and 9,719,740 shares of common stock for the conversion of $1,618,604 and $4,489,910 of debt, respectively. As a result of the debt conversions, during the nine months ended April 30, 2021 and 2020, $575,987 and $3,041,502 of derivative liabilities were reduced, respectively.

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

Non-controlling Interest

Regentys

Pursuant to the Company’s acquisition of Regentys on January 7, 2019 to acquire a 51% interest, the Company was issued 12,048,161 shares of Regentys common stock. As of April 30, 2021, Regentys had a total of 18,623,278 shares of common stock and 2,793,192 Series A voting preferred stock for a total of 21,416,470 total voting shares outstanding. As such, there are 9,368,309 of shares that belong to non-controlling interest shareholders which represents a 43.74% non-controlling interest.

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

Note 10 – Redeemable Non-Controlling Interest

Pursuant to the Company’s acquisition of 51% of the outstanding capital stock of Regentys, Regentys had authorized 7,500,000 shares of redeemable Series A Convertible Preferred Stock (“Preferred Stock A”), with a par value of $0.0001 and redemption value of $0.65 per share of which 2,793,192 Preferred Stock A was outstanding as of the date of acquisition. Preferred Stock may be converted into common stock at the initial conversion ratio of 1:1 which ratio shall be adjusted in accordance with stock dividends, splits, combinations and other similar events, including the sale of additional shares of common or preferred stock and the holders of Preferred Stock A are entitled to vote, together with the holders of Regentys common stock, on all matters submitted to stockholders of Regentys for a vote. At any time after November 1, 2026, the holders of the Company’s Series A Preferred Stock will have the right to require the Company to redeem all or a portion of their shares for cash at a redemption price equal to its liquidation value. Accordingly, this Preferred Stock A was valued to be $4,073,898 at the time of acquisition of Regentys and reclassified as Redeemable Non-Controlling Interest outside of stockholders’ deficit on the consolidated balance sheets.

Note 11 - Stock-Based Compensation

Stock Option Plans

The Company has two stockholder-approved stock incentive plans under which shares and options exercisable, with a range of vesting between 0 and 48 months, for shares of common stock have been or may be granted to employees, directors, consultants and advisors. All remaining options under the 2006 Stock Plan have expired and no shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan) and a total of 240,000,000 shares of common stock reserved for issuance under the 2017 Stock Option Plan (the 2017 Plan). As of April 30, 2021, there were 0 and 227,394,140 shares available under the 2006 Plan and 2017 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited, or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value	Non-vested Awards
Outstanding - July 31, 2020	8,847,025	$0.90	5.96	$508,206	—
Granted	6,242,210	$0.35	9.32	—	—
Forfeited or expired	(2,483,375)	$0.88	6.10	—	—
Outstanding – April 30, 2021	12,605,860	$0.63	7.07	$195,507	6,198,273

The intrinsic value is calculated as the difference between the market value and the exercise price of the shares on the quarter-end. The market value was $0.26 based on the closing bid price as of April 30, 2021.

A summary of the status of the Company’s non-vested stock options the nine months ended April 30, 2021 is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested on July 31, 2020	4,082,767	$1.06
Granted	6,242,210	0.35
Canceled/forfeited	(571,001)	0.96
Vested	(3,555,703)	0.56
Non-vested on April 30, 2021	6,198,273	$0.65

There were 6,407,587 vested common stock options under the Plan as of April 30, 2021. The compensation expense was $418,738 and $2,160,788 for the three and nine months ended April 30, 2021. The Company had $2,397,139 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan on April 30, 2021 to be recognized over an average of 1.63 years.

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

Nine Months Ended April 30, 2021
Exercise price	$0.31 – $0.45
Time to expiration	10 years
Risk-free interest rate	0.16% - 0.18%
Estimated volatility	148.3% - 148.8%
Expected dividend	—
Stock price at valuation date	$0.31 – $0.45

Note 12 - Warrants

As of July 31, 2020, the Company had 567,553 warrants outstanding. On August 4, 2020, the Company initially issued 30,612,240 warrants in the aggregate pursuant to the Private Placement (see Note 9 - Stockholders’ Equity, Sale of common stock in a private placement (PIPE), net of fees and exercise of warrants); and 29,592,825 additional warrants as a result, of an Interim Reset Date on September 28, 2020, and Second Trigger Date on October 12, 2020, and the additional warrants were issued, and the exercise price was adjusted. The fair value of the PIPE warrants is presented as a derivative liability and marked to market at each reporting period (see Note 8 – Derivative Liabilities).

The following is a table of outstanding warrants issued in connection with the PIPE deal during the nine months ended April 30, 2021:

	Initial Exercise Price	Initial Warrants Issued	Additional Warrants Issued	Reset Exercise Price	Outstanding Warrants as of April 30, 2021
Series A Warrants	$0.392	5,102,040	5,112,463	$0.196	10,214,503
Series B Warrants	$0.392	15,306,120	15,337,389	$0.196	30,643,509
Series C Warrants	$0.539	10,204,080	9,142,973	$0.281	19,347,053
Total Warrants from PIPE deal		30,612,240	29,592,825		60,205,065

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

In connection with the issuance of convertible notes payable, the Company granted warrants to purchase 2,007,917 shares of common stock at $0.60 per share. The value of the warrants was recorded at fair value as a discount to the note.

A summary of the Company’s warrant activities is as follows:

	Number of Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
Outstanding - July 31, 2020	567,553	$2.50	2.20	$—
Issued	71,355,955	0.21	5	—
Exercised	(9,142,973)	0.001	5	—
Expired	—	—	—	—
Outstanding – April 30, 2021	62,780,535	$0.24	4.68	$2,665,819

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

The Company incurred lease expense for its operating leases of 25,213 and $65,549 for three and nine months ended April 30, 2021, respectively.

On April 30, 2021, the Company renewed its lease for office space in Miramar, Florida. The lease extends until September 30, 2023. The payments will be made as follows in the future fiscal years: $16,881 in 2021; $69,775 in 2022; $72,566 2023; $12,172 in 2024.

NuGenerex Health, LLC has entered into lease agreement in Phoenix, Arizona on January 13, 2021 for two premises of 892 sq ft. and 3,247 sq ft, respectively. The spaces are for the implementation of our clinic strategy beginning with our roll out of RPM CCM and then our specialty practices of Podiatry and Ophthalmology. The lease term is for 77 months and the expected payments start at $1,933 and $5,888 per month for each premise respectively. Although executed in January 2021, the lease is not expected to commence until the fourth quarter of fiscal year 2021.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of April 30, 2021:

Maturity of operating lease liabilities for the remainder of the current fiscal year and the following fiscal years:

2021	$24,525
2022	69,775
2023	72,566
2024	12,172
Total undiscounted operating lease payments	$179,038
Less: Imputed interest	20,091
Present value of operating lease liabilities	$158,946

Note 14 - Net Income Per Share (“EPS”)

Basic net income or loss per share is calculated using the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period and, when dilutive, potential shares from stock options and warrants to purchase common stock. Common stock equivalents are included in the diluted income per share calculation only when option exercise prices are lower than the average market price of the common shares for the period presented. Diluted earnings per share is the same as basic earnings per share in periods showing a net loss.

The following table shows the computation of basic and diluted earnings per share for the three- and nine-month periods ended April 30, 2021 and 2020, respectively;

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
Numerator:
Net income (loss), basic calculation	$9,222,550	$(5,626,462)	$(25,588,724)	$(21,661,910)
Less: mark to market derivatives	(15,362,558)	—	—	—
Net loss, diluted calculation	(6,140,008)	—	—	—
Denominator:
Weighted-average basic shares outstanding	114,605,060	76,976,925	106,460,699	70,702,570
Effect of dilutive securities	25,802,119	—	—	—
Weighted-average diluted shares	140,407,179	76,976,925	106,460,699	70,702,570

Basic earnings (loss) per share	$0.08	$(0.07)	$(0.24)	$(0.31)
Diluted loss per share	$(0.04)	$(0.07)	$(0.24)	$(0.31)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share attributable to common shareholders because including them would have been anti-dilutive for the nine months ended April 30, 2021 and 2020, respectively:

	Nine Months Ended April 30,
	2021	2020
Convertible debt	—	34,374,900
Stock options	12,605,860	9,123,195
Warrants	62,780,535	567,553
Total	75,386,395	44,065,648

Note 15 – Income Taxes

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax loss arising from domestic operations (United States) were ($26,903,655) and ($34,291,142) for the nine months ended April 30, 2021 and the year ended July 31, 2020, respectively. Pre-tax (loss)/income arising from foreign operations (Canada) were ($6,708) and $59,049 for the nine months ended April 30, 2021 and the year ended July 31, 2020, respectively.

As of April 30, 2021, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $230.4 million, of which $189.4 million will expire in 2021 through 2038, and $41.0 million will not expire. Generex Pharmaceuticals Inc. has NOL carryforwards of approximately $34.4 million, which expire in 2026 through 2041. NGIO has NOL carryforwards of approximately $35.7 which will expire in 2021 through 2038. Regentys Corporation has NOL carryforwards of approximately $6.8 million, of which $5.0 million will expire in 2033 through 2038 and $1.8 million will not expire. Olaregen Therapeutics, Inc. has NOL carryforwards of $4.8 million which will not expire. Veneto has NOL carryforwards of $11.4 million which will not expire. Some of these loss carryforwards are subject to limitation due to the acquisition of Regentys, Olaregen and NGIO and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

As of April 30, 2021, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company has deferred tax assets of $78 million with a full allowance equal to the to the amount of the deferred tax asset. The Company does not expect that unrecognized tax benefits will increase within the next twelve months.

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

Note 16 - Subsequent Events

On May 4, 2021, the Company issued 300,000 shares of common stock to Oasis for net proceeds of $71,387.

On May 10, 2021, the Company entered into a Securities Purchase Agreements pursuant to which the Company sold a convertible note bearing interest at 12% per year in the principal amount of $1,085,000. The purchase price of the note was $1,000,000 and the remaining $85,000 of principal represents original issue discount. Additionally, the Company issued 700,000 shares of common stock which was recorded as debt discount.

On May 13, 2021, the Company issued 400,000 shares of common stock to Oasis for net proceeds of $91,323.

On May 20, 2021, Generex executed a Project Addendum (“Addendum”) to an existing agreement on with PPD Development, L.P. for its compensation performance of services under this Addendum, PPD shall receive a total sum anticipated not to exceed $8,901,715 of which $3,168,646 shall be direct fees, and of which $5,733,069 shall be handled as pass through costs. The pass-through costs are estimated and may vary as circumstances require.

On June 1, 2021, the Company issued 400,000 shares of common stock to Oasis for net proceeds of $83,964.

On June 3, 2021, the Company entered into a Securities Purchase Agreements pursuant to which the Company sold a convertible note bearing interest at 6% per year in the principal amount of $324,000. The purchase price of the note was $300,000 and the remaining $24,000 of principal represents original issue discount. In conjunction, the Company issued 206,182 shares of common stock which was recorded as debt discount. In conjunction the Company granted warrants to purchase 353,455 shares of common stock at $0.60 per share.

On June 14, 2021, the company issued 250,000 shares of common stock to oasis for net proceeds of $52,477.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the nine-month period ended April 30, 2021 and 2020.

This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2020, and the information contained in Part I, Item 1 - Financial Statements in this Quarterly Report on Form 10-Q for the nine months ended April 30, 2021.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2021 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

On January 7, 2019, we acquired a majority interest in Regentys Corporation (“Regentys”) for an aggregate of $15,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $14,342,414 for a total net purchase price of $14,742,414. The total fair value of the assets acquired totaled $907,883 and goodwill of $13,834,581. Installments payable under the note were tied to specific business development objectives and dates. During the nine months ended April 30, 2021, an additional $819,525 was paid for a total of $1,987,790 against the note. Regentys is developing a non-surgical treatment for inflammatory bowel diseases such as ulcerative colitis and Crohn’s disease.

On January 7, 2019, we acquired a majority interest in Olaregen Therapeutix Inc. (“Olaregen”) for an aggregate of $12,000,000, among which $400,000 was paid in cash and the remainder was paid by the issuance of a promissory note with a fair value of $11,472,334 for a total net purchase price of $11,872,663. The total fair value of the assets acquired totaled $2,461,439 and goodwill of $9,411,224. During the nine months ended April 30, 2021, an additional $134,090 was paid for a total of $1,992,117 of principal payments in addition to the $400,000 initial payment. Olaregen is launching an FDA-510(k) cleared wound care product.

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

On July 20, 2020, Travis Bird terminated the Consulting Agreement and Travis Bird is no longer entitled to commissions from future net sales. In total, Mr. Bird earned $1,404,915 under this agreement and has been paid $773,366, leaving a balance of $631,549 as of April 30, 2021. As a result, the operations have been curtailed and goodwill and intangibles were fully impaired. As a result of the termination of the Travis Bird Consulting Agreement and the ongoing COVID-19 pandemic, the operations of MediSource and Pantheon have been significantly curtailed resulting in no sales for during the current quarter ending April 30, 2021 with no expectation that such sales will resume in the near future.

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

3. Equity Distributions: the net profits of the Joint Entity shall pay first to Generex until Generex receives $20 million, then the China Partners will receive the next $80 million in net profits from the Joint Entity and thereafter Generex and the China Partners will receive net profits from the Joint Entity in accordance with their pro rate equity interests.

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

As of April 30, 2021, Generex, has received approximately $4,500,000, net of taxes, from the COVID Agreement in cash to pursue the commercialization of the Vaccine.

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

We believe that these legacy diagnostics, diabetes and cancer assets may have significant value which is not being recognized due to missteps in the clinical development process by previous management, resulting inability to raise capital necessary to fund further development. We think the products and IP portfolio retain significant value. A recently signed co-development deal with a major pharmaceutical company for AE37 in triple negative breast cancer, and a licensing deal in China for AE37 in prostate cancer illustrate the potential for AE37 immunotherapeutic vaccine. Additionally, Oral-lyn has been reformulated to enter clinical trials for Type II diabetes. The NGDx EXPRESS diagnostic technology has been expanded with the new, patent pending EXPRESS II technology and a new product pipeline. We filled our first international commercial order for 40,000 units of its NGDx -Malaria PF/PV Cassette Test Kit to Imres, BV, a Netherlands-based medical distribution company, and were recently granted a CE Mark Certification under the European Medical Devices Directive (MDD) for its The Express II Syphilis Treponemal Assay, a rapid point-of-care diagnostic assay for the detection of syphilis antibodies in primary and secondary syphilis. As part of the reorganization plan, we placed our legacy assets into separate subsidiaries under the NuGenerex family of companies, including NuGenerex Diagnostics, NGIO, and NuGenerex Therapeutics (Oral-Lyn and RapidMist buccal delivery technology). Our strategy is to reignite the Oral-Lyn development program with a reformulated buccal insulin spray, and to build out the diagnostics business, as detailed in the following paragraphs, however there are no assurances that we will be able to accomplish our strategic objectives.

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

Based on the results from this trial, NuGenerex has entered into a collaborative agreement with Merck Sharpe & Dohme B.V. (Merck) and the National Surgical Adjuvant Breast and Prostate Program (NSABP) to conduct a Phase II trial to evaluate the safety and efficacy of AE37 in combination with the anti-PD-1 therapy, KEYTRUDA (pembrolizumab) in patients with metastatic triple-negative breast cancer. The trial is scheduled to begin enrolling patients in the second quarter of 2019. As the clinical trial continues, NGIO will be obligated to pay NSABP, pursuant to the Clinical Trial Agreement, additional amounts during each completed phase in the increments and at the times set forth in the agreement up to $2,118,461 upon NASBP achieving certain milestones in four primary phases: Start-Up Activities, Accrual and Treatment Period, Follow-up Period and Primary Endpoint. As of April 30, 2021, we have incurred $352,063 of expenses against this commitment.

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

As of April 30, 2021, NGIO had 750,000,000 authorized shares of common stock.

On February 2, 2021, NGIO issued 100,000 shares of the Company’s Series A Super Voting Preferred Stock (the “Super Voting Preferred Stock”) to Generex in exchange for 300,000,000 shares of the Company’s common stock, which were immediately cancelled upon such exchange. As of April 30, 2021, NGIO had 100,300,000 shares of common stock outstanding of which Generex owns 64,153,151 shares. The Super Voting Preferred Stock votes with the common stock and is entitled to 3,000 votes per share. The Super Voting Preferred Stock has no dividend, liquidation, conversion or redemption rights. The 300,000,000 shares cancelled by Generex will be available for future issuance.

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

NuGenerex Diagnostics (formerly Hema Diagnostic Systems, LLC)

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

NuGenerex Health, LLC has entered into lease agreement in Phoenix, Arizona on January 13, 2021 for two premises of 892 sq ft. and 3,247 sq ft, respectively. The spaces are for the implementation of our clinic strategy beginning with our roll out of RPM CCM and then our specialty practices of Podiatry and Ophthalmology. The lease term is for 77 months and the expected payments start at $1,933 and $5,888 per month for each premise respectively. Although executed in January 2021, the lease is not expected to commence until the fourth quarter of fiscal year 2021.

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

On September 24, 2020, NuGenHealth, LLC signed a services agreement with Paradise Valley Family Medicine, P.C. an Arizona professional corporation (“PVFM”) to provide a software and services solution for patient engagement, Remote Patient Monitoring (RPM) and Chronic Care Management (CCM) services that are recommended and reimbursed by the Centers of Medicare and Medicaid Services (CMS) to the physicians. NuGenHealth, as the enabler of these reimbursements, are paid for our platform of services by the physician practice, including the software, training, technical support and the provision to the patients of Bluetooth devices to monitor their health. Similar agreements for RPM have subsequently been signed on May 6, 2021 and May 10, 2021 for Florida Health Care Associates, of Boynton Beach, Fl, and Westside Medical and Cardiology, of Westlake, Ohio. Numerous other clinics in other states are in discussion phase to sign up as well. The company has received its first funds to begin operations and plans its first kick off during the Month of May 2021 in the three signed clinics

These practices and patient populations can form the foundation that enables NuGenerex Health to establish a new HMO.

NuGenerex Distribution Solutions

We established NuGenerex Distribution Solutions in 2018 as the foundational piece in the transformation of the Company into an integrated healthcare holding company that provides end-to-end solutions for physicians and patients. The NDS model repositions the physician-owned Management Services Organization (MSO) model with a group purchasing model that is positioned to procure our new products and services that can be delivered directly to physician partners, cutting out the middleman. NDS will also continue to provide inventory selection and management, as well as management services for legal and regulatory compliance, accounting, HR, IT and customer support services through the physician networks.

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

NDS Expansion

The NuGenerex physician network has operated in five states and post covid and funding we are configuring a roll out which will be compliant and reduce healthcare costs through better outcomes. Those organizations which join us in our new partnership model will be aligned solely with our shareholders and will receive discount codes to procure our products such as Excellagen, RPM, and DMEIQ programs.

DME-IQ

NDS is planning, upon funding and the lifting of Covid pandemic restrictions to launch DME-IQ, a novel software as a service (SaaS) solution for physicians to manage in-office distribution of durable medical equipment (DME). DME-IQ supports the development and management of compliant and profitable in-office DME programs. DME-IQ focuses on several key areas which include negotiating on behalf of the physicians with key vendors to decrease the COGS (Cost of Goods Sold), increasing insurance collections by providing oversight of the coding during the billing process, providing the necessary personnel to manage the appeals processes, and ensuring compliance with state and federal regulations.

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

The ongoing COVID-19 pandemic has impacted the United States economy in a profoundly negative manner. Hospital elective surgeries, surgical centers and other direct-patient-facing businesses have been especially hard hit. Throughout the U.S., most states and municipalities, VAs have at various points throughout the pandemic issued “shut down” orders to non-urgent care in-order to mitigate the spread of the virus. As of today, VA’s are beginning to re-open with full access and have started elective surgeries once again.

We had previously launched Excellagen and in December of 2019 had ramped it up to over $500,000 in sales that month. Unfortunately, the Covid Pandemic hit and stopped our sales in its track as elective surgeries and new sales calls were shut down completely to the focused Sales Channel. We had signed an Agreement with AvMedical which has a national contract with the VA. This created more opportunity within the entire VA system. Excellagen is looked at as a best in class wound healing product. The FDA has authorized its use in 17 different indications, and we had already completed our tests within the VA and gained acceptance. Now, some of the major metropolitan VA centers are still closed to us, but many have reopened. We received an exclusive investment into the restart of revenues activities this week. The use of funds will be used to:

•	Convert our existing bulk inventory of Excellagen Wound Conforming Gel Matrix into final fill finish and will be shipping product to AvMedical from our partners in England, BSM. We have enough existing bulk inventory to create approximately 25,000 syringes with 70% converted into our .08 cc syringes and 30% into our 3.0 cc syringes for larger wounds. This process is expected to take 60-90 days to have inventory in place to sale. We believe these runs will support our sales forecast up to approximately $30 million.
•	We believe our forecast for this slimmed down focus on just VA will yield, at the end of month 12, an annualized run rate of approximately $10,000,000 while achieving a positive EBITDA in Month 6 of this rollout and an EBITDA projected north of 70%. Years 2 and 3 is forecasted to have $39 million and $92 million of revenue, respectfully, with EBITDA forecasted at $32 million and $65 million, respectfully.
•	Begin our sales initiative with outsourced VA specialized sales groups.
•	We will also need to create more bulk inventory as the current inventory runs out. With timelines of 90-120 days to create the bulk and 60 days for each fill finish run. We have to balance our inventory to sales to ensure we have shelf life on the product. Once fill finished, Excellagen has a two-year shelf life.
•	Once we get a foothold in the VA System which is now open for business, we will immediately start with Managed Care and Insurance Systems. This is an important point because insurance companies spend a lot of money on wound care, hard to close wounds, and surgery where our 17 FDA cleared uses allow us to sell our product. If a large insurer pays out a billion dollars, approximately $3 million is for suturing with our competitors’ products at $1,200 per patient. Now we can save them this cost because our best-in-class product is non sutured. We believe insurers will be jump at the chance to save this money and achieve a less costly procedure with better outcomes. This is an advantage as we pursue this market.

The description given is our restart of just the VA. Once we achieve our milestones and secure funding, we will consider more aggressive plans:

•	The VA has over 160 centers, and over 1,000 outpatient centers. We will move more aggressively as it makes sense so as not get ahead of our cash flow and controls.
•	Managed Care is next up, and we are already engaged in discussion with a few as a test. This market is considered low hanging fruit given we believe we can save over $1,000 per procedure by converting from current practices to Excellagen.
•	Our Physician Network and entities are considered a third leg of sales with Medicare reimbursement test underway by our Sales leaders
•	We announced recently that Olaregen signed its first Asian Distribution Agreement with NexGen Medical for exclusive distribution rights in Malaysia. This starts out slow, but they have paid their own way for their equivalent FDA approval and believe they will have such approval at the end of May. We see this as a foot hold into the Asian market and NexGen has created their own Fill finish capabilities and stand to open up Malaysia while we retain the license for the product. This partnership could expand as we move forward.
•	We have also obtained a new order for Excellagen in a NYC Hospital that recently cleared us through the Value Analysis Committee.
•	In addition, Mount Sinai Hospital is in the process of completing their quality study of 10 patients using Excellagen in post OR debridement cases, preliminary results have been “extremely positive”.

In conclusion, we are excited for this restart amidst the negative impact of the pandemic and will provide further updates as necessary.

We continue to work towards the FDA approval in Malaysia with our partner NexGen Medical. They will be our sales channel partner and they expect an approval in Malaysia sometime in the next 6 months. We have been involved with training their sales leadership team on the benefits and uniqueness of Excellagen. They are excited and motivated to launch Excellagen in their market.

Olaregen is working closely with Joe Moscato and his team to develop an agreement with China. Olaregen is providing an exclusive sublicense to the licensee to make, use and sell products utilizing a proprietary Excellagen and related technologies for the treatment of 17 types of wounds including non-healing wounds. This agreement will be with BEIJING YOUFENG BIOLOGICAL TECHNOLOGY COMPANY, LTD.

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

Ulcerative Colitis

According to an article that was published in The Lancet on December 23, 2018, named worldwide incidence and prevalence of inflammatory bowel disease in the 21st century: a systematic review of population-based studies. (2018 Dec 23;390(10114):2769-2778), Ulcerative Colitis affects an estimated 3.2 million patients in Europe, the United States and Japan. It is a chronic, inflammatory disease that causes sores or ulcers in the lining of the large intestine (the colon). Immunological in nature, UC is thought to be facilitated by a variety of hereditary, genetic and environmental factors and it is increasingly being diagnosed in more urbanized areas. Symptoms, including urgency, bleeding, and diarrhea, that substantially affect quality of life.

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

Pursuant to this agreement and subsequent work orders, Generex will pay to CTL a fee for work plan completion an amount not to exceed $1,296,854 in the aggregate. During the three and nine months ended April 30, 2021, the Company has incurred $149,895 and $1,265,835 of expenses, respectively, leaving a balance of $1,020,225 accrued under this agreement.

During the nine months ended April 30, 2021 and 2020, expensed $0 and $251,459, respectively, to NSABP for clinical trials for additional research and development relating to NGIO’s peptide immune therapeutic vaccines and related technologies. One NGIO vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an NGIO vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. NGIO’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

The following table summarizes our research and development projects in development and the next milestone in its development and estimated costs to achieve such milestone:

List of Projects

Company (Subsidiary)	R&D Project	Current Milestone Target	Estimated Milestone Start Dates	Estimated Milestone Costs
NGIO	AE37 Cancer Vaccine	Phase II Clinical Trial	January 2022	$1,800,000
NGIO	COVID-19 Vaccine	Development of Human Trials	September 2021	1,700,000
Regentys	ECM	First In-Human Clinical Trial in Australia	December 2022	2,000,000
NGDx	Express I & II	FDA 510K Approval		$750,000

The following is a summary of our research and development costs for the nine months ending April 30, 2021 and 2020:

	Nine Months Ending April 30,
R&D Project	2021	2020
AE37 Cancer Vaccine	$118,496	$255,265
COVID-19 Vaccine	3,305,144	17,150
ECM	293,551	676,464
Express I & II	213,980	298,761
Excellagen*	—	15,760
Excellasome®**	—	7,200
	$3,931,142	$1,270,600

 *Product in active commercialization

 **No longer an active research and development project

Critical Accounting Policies

There are no material changes from the critical accounting policies set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the year ended July 31, 2020 filed with the SEC on November 13, 2020.

Results of Operations

Three months ended April 30, 2021 compared to three months ended April 30, 2020

During the three months ended April 30, 2021 and 2020, net revenues were $20,695 and $498,676, respectively. The decrease resulted primarily because there was no revenue generated by Pantheon in the three months ended April 30, 2021 while it generated $497,386 during the same period in the prior fiscal year. Additionally, there was a decrease in revenues generated by Olaregen which has been impacted by COVID-19.

Research and development costs in the three months ended April 30, 2021 and 2020 were $1,202,835 and $332,029, respectively. The increase of $870,806 is primarily from the clinical costs related to NGIO’s COVID vaccine for which minimal expenses were incurred during the same period in the prior fiscal year.

General and administrative expenses in the three months ended April 30, 2021 and 2020 were $5,115,320 and $3,624,709, respectively. The increase of $1,490,611 is primarily due to increase in commissions paid, partially offset by reduction of operations from Veneto, MediSource and Pantheon, interest due to settle with AEXG and loss on impairment related to inventory and accounts receivable held by MediSource and Pantheon.

Interest expense in the three months ended April 30, 2021 and 2020 was $978,524 and $1,506,103, respectively. The decrease is primarily due to the decrease in amortization of debt discount of approximately $600,000 from the previous year’s fiscal quarter, partially offset default interest and increase of interest on notes payable.

The change in fair value of derivative liabilities for the three months ended April 30, 2021 and 2020 was a gain of $15,388,602 and a loss of $466,217, respectively. The $15,854,819 increase is primarily due to the change in fair value of the Series A, B, C and D Warrants issued in connection with the PIPE during the three months ended April 30, 2021, which resulted in a gain of approximately $14,564,363. The significant change in fair value is primarily driven by the stock price decreased by about 40% during the quarter from $0.43 per share on January 29, 2021 to $0.26 per share on April 30, 2021.

As a result of a Settlement Agreement with Alpha on March 25, 2021 (Note 2), the Company recorded a gain on the settlement of accrued interest in the amount of $370,553 for the accrued interest previously recorded that was not required to be paid under the Settlement.

As a result of the forgiveness of a PPP loan awarded to Regentys the Company the $73,100 principal forgiven was recognized as Gain on Forgiveness of PPP loan on the Statement of Operations.

We had net income for the three months ended April 30, 2021 of $8,485,334 and a net loss of $5,760,817, during the same period in the prior fiscal year. The increase in net income for the three months ended April 30, 2021 was caused by the factors described above.

Nine months ended April 30, 2021 compared to Nine months ended April 30, 2020

During the nine months ended April 30, 2021 and 2020, net revenues were $109,130 and $2,077,764, respectively. The decrease resulted primarily because there was no revenue generated by Pantheon in the nine months ended April 30, 2021 while it generated $2,059,662 during the same period in the prior fiscal year. Additionally, there was a decrease in revenues generated by Olaregen which was impacted by COVID-19.

Research and development costs in the nine months ended April 30, 2021 and 2020 were $3,931,142 and $1,270,600, respectively. The increase of $2,660,542 is primarily from the clinical costs related to NGIO’s COVID-19 vaccine for which no expenses were incurred during the same period in the prior fiscal year.

General and administrative expenses in the nine months ended April 30, 2021 and 2020 were $25,036,787 and $13,058,813, respectively. The increase of $11,977,974 is primarily due to bonus compensation of $7,050,417 to be paid in approximately $1 million in cash and $6 million in stock, $457,653 due to impairment of inventory held by Medisource and Pantheon and $4,538,735 judgement from the AEXG arbitration that was accrued during the nine months ended April 30, 2021.

Interest expense in the nine months ended April 30, 2021 and 2020 was $2,585,640 and $5,453,268, respectively. The decrease is primarily due to the decrease in amortization of debt discount approximately $2,300,000 from the previous year’s fiscal quarter.

The change in fair value of derivative liabilities for the nine months ended April 30, 2021 and 2020 was a gain of $4,151,388 and a loss of $4,112,208, respectively. The $8,263,596 increase is primarily due to the change in fair value of the Series A, B, C and D Warrants issued in connection with the PIPE during the first quarter of fiscal year 2021, which resulted in a gain of approximately $3,921,311, compared to the loss of approximately $3,033,000 in the previous year’s fiscal quarter which resulted from the change in fair value of downside protection.

We had a net loss for the nine months ended April 30, 2021 and 2020 of $26,910,363 and $22,353,394, respectively. The increase in net loss for the nine months ended April 30, 2021 was caused by the factors described above.

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

While we raised $1,850,000 of net proceeds from a private placement, $1,854,257 from the sale of common stock and $2,050,200 of net proceeds from notes payable during the nine months ended April 30, 2021, the Company’s cash position is not sufficient for twelve months of operations from the filing of this report.

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

Financings

The following is a summary of the financing activities that we have completed during the nine months ended April 30, 2021.

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

On March 9, 2021, the Company sold 500,000 shares of common stock to Oasis for net proceeds of $144,224 which went directly towards repaying an outstanding note with Oasis.

On March 30, 2021, the Company sold 300,000 shares of common stock to Oasis for net proceeds of $74,120.

On April 12, 2021, the Company sold 300,000 shares of common stock to Oasis for net proceeds of $68,324.

On April 23, 2021, the Company sold 300,000 shares of common stock to Oasis for net proceeds of $71,084 which went directly towards repaying an outstanding note with Oasis.

Cash flows for the nine months ended April 30, 2021

For the nine months ended April 30, 2021, we used $1,739,029 in cash to fund our operating activities. The use for operating activities included a net loss of $26,910,363. Changes to working capital included an increase of $17,032,881 related to accounts payable and accrued expenses.

The use of cash was offset by non-cash expenses of $783,173 related to depreciation and amortization, $2,160,788 related to stock compensation, $975,835 of amortization of debt discount and an offset by a gain in fair value of derivative liabilities of $4,151,388.

We had cash provided by financing activities in the nine months ended April 30, 2021 of $3,398,604, most of which was from net proceeds from private placement (PIPE) of $1,850,000, net proceeds from sale of common stock of $1,854,257 and net proceeds from notes payable of $2,050,200 partially offset by payments on notes payable of $2,349,996.

Our net working capital deficiency on April 30, 2021 increased to $61 million from $40.1 million on April 30, 2020, which was attributed primarily to an increase in accounts payable and accrued expenses.

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

In addition to $400,000 paid to Olaregen upon signing of the LOI, the purchase price for the Olaregen shares will consist of the following cash payments:

•	$800,000 on or before January 15, 2019. The Company has paid this installment.

•	$800,000 on or before January 31, 2019. The Company has paid this installment.

•	$3,000,000 on or before February 28, 2019. The full balance of $3,000,000 is payable on or before January 31, 2020 per extension in amended agreement.

•	$1,000,000 on or before May 31, 2019. As of September 14, 2020, the Company has not paid this installment and the full balance of $1,000,000 was payable on or before January 31, 2020 per extension in amended agreement. We have not yet made this payment.

•	$6,000,000 on or before January 31, 2020. We have not yet made this payment.

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

In addition to $400,000 paid to Regentys upon signing of the LOI, the purchase price for the Regentys shares consist of the following cash payments, with the proceeds intended to be used for specific purposes, as noted:

•	$3,450,000 to initiate pre-clinical activities on or before January 15, 2018. The balance was payable on or before December 30, 2019, but as of April 30, 2021, the Company has paid $1,987,790.

•	$2,000,000 to initiate patient recruitment activities on or before May 1, 2019. As of April 30, 2021, the Company has not yet paid this installment and the full balance of $2,000,000 was payable on or before December 30, 2019 per extension in amended agreement.

•	$3,000,000 to initiate a first-in-human pilot study on or before December 30, 2019. As April 30, 2021, the company has not paid this amount.

•	$5,000,000 to initiate a human pivotal study on or before February 1, 2020. As April 30, 2021, the company has not paid this amount.

•	$1,150,000 to submit a 510(k) de novo submission to the FDA on or about February 1, 2021. As April 30, 2021, the company has not paid this amount.

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

In addition to our future funding requirements, commitments, and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expenses incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	the timing, receipt, and number of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;

•	the cost of manufacturing (paid to third parties) of our licensed products and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development;

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and the receptivity of the financial market to biopharmaceutical companies.

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and

•	the receptivity of the financial market to biopharmaceutical companies.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of April 30, 2021, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations, our disclosure controls and procedures were not effective due to the existence of several significant deficiencies culminating in material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions.

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary NGIO, from the proceeds of any public or private financing related to NGIO subsequent to such spinout. Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount. Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court. If the Company fails to make the payment following completion of any post-spinout financing related to NGIO or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000 which has been accrued as of April 30, 2021.

On August 22, 2017, Generex received a letter from counsel for Three Brothers Trading LLC, d/b/a Alternative Execution Group (“AEXG”), claiming breach of a Memorandum of Understanding (“MOU”) between Generex and AEXG. The MOU related to AEXG referring potential financing candidate to Generex. The letter from AEXG counsel claimed that Generex’ acceptance of $3,000,000 in financing from Pharma Trials, LLC, in March 2017, violated the provisions of the MOU prohibiting Generex from seeking other financing, with certain exceptions, for a period of 60 days after execution of the MOU. AEXG has demanded at least $210,000 in cash and 84,000 warrants for Generex stock convertible at $2.50 per share, for attorney’s fees and costs.  AEXG filed a demand for arbitration and on September 25, 2018 an arbitration hearing was held with an arbitrator from the American Arbitration Association’s International Centre for Dispute Resolution. On December 3, 2018, an arbitrator awarded AEXG an aggregate of $315,695 in damages, costs and fees as well as warrants exercisable for 84,000 shares of Generex Common Stock at an exercise price of $2.50 per share.  AEXG filed a petition to confirm the arbitrator’s award in the United States District Court for the Southern District of New York. The petition includes a demand of $3,300,360 as the value of the warrants. The arbitrator did not award the specific amount of $3.5 million, but only liquidated damages in the amount of $210,000 and the value of 84,000 warrants “as of today” (the date of the award) plus attorney’s fees, certain costs, prejudgment and post-judgment interest (which continues to run on a daily basis) and arbitration fees. Generex has responded that the value of the warrants on the date of the award is $0 or some figure far less than the value calculated by AEXG. The petition to confirm the arbitrator’s award and Generex’ opposition were remanded by the Court to the arbitrator and returned for clarification. The arbitrator stated that he was unable to add any clarification, as he did not take evidence on the issue of warrant valuation. AEXG filed a petition and on April 24, 2020, the Court issued an Opinion and Order in the Litigation confirming the portions of the Arbitration Award regarding liquidated damages, pre-judgment interest, legal fees, and costs, but remanding to the Arbitrator for further proceedings the portion of the Arbitration Award relating to “the economic value today of 84,000 warrants convertible to Generex’ stock exercisable at $2.50 per share as of September 24, 2018” (the “Remanded Arbitration”). On September 18, 2020, the Court issued that AEXG recover from Generex the total sum of $384,771, which sum consists of $210,000 in liquidated damages, $93,304 in legal fees, $12,393 in arbitration fees, $3,313 in arbitration expenses, $65,762 in pre-judgment interest, and post-judgment interest at a rate established by 28 U.S.C § 1961 from September 18, 2020, until the judgment is satisfied, this judgement dealt only with the dollar fees portion, leaving still open the value of the warrants (the “Partial Judgement”).  The parties settled and agreed to the terms of the Partial Judgment that included a payment schedule to which Generex has paid $200,000 in cash to date with the remaining balance being paid and retired in 30 days. The settlement terms do not apply, settle, or resolve in any manner the Remanded Arbitration or the issues pending therein, including, but not limited to, the economic value of the 84,000 warrants, Generex’ right to contest AEXG’s attorneys’ fees, or Generex’ right to contest the issue of who is the prevailing party for fees other than those fees awarded in the Arbitration Award. On January 29, 2021, the Remanded Arbitration order was issued by the Arbitrator; AEXG was awarded (i) $3,300,000 as the economic value of the warrants plus accrued simple interest at 9% from December 3, 2018 and (ii) $550,320 in legal fees. On January 29, 2021, the Remanded Arbitration order was issued by the Arbitrator; AEXG was awarded (i) $3,300,000 as the economic value of the warrants plus accrued simple interest at 9% from December 3, 2018 and (ii) $550,320 in legal fees. On April 7, 2021, Generex entered into a Settlement Agreement and Release with AEXG (the “Settlement”); under the terms of the Settlement, Generex agreed to pay $41,730 in legal fees and $3,300,000 as the warrants plus accrued simple interest at 9% from December 3, 2018. As of April 30, 2021, the Company accrued $4,595,899 related to this matter. The April 7, 2021 Settlement also included interest awarded to AEXG of approximately $790,000 that was accrued during the quarter ended April 30, 2021. The payment under the Settlement was due June 15, 2021, but not paid by Generex; Generex is working with AEXG to make such payment. The payment under the Settlement was due June 15, 2021, but not paid by Generex; Generex is working with AEXG to make such payment.

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

On October 26, 2018, Generex entered into a securities purchase agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which a note due on October 26, 2019 was called for repayment in the principal amount of $682,000.  On January 25, 2019, Generex received a letter from Alpha’s counsel stating that the note was in default because Generex common stock was not listed on NASDAQ within 90 days after the issuance of the note.  The letter demanded repayment in full. On February 12, 2019, Alpha filed a lawsuit in the Supreme Court of New York, demanding the aggregate principal amount, default interest and costs. Generex does not agree with Alpha’s legal demands and continues to defend the lawsuit. On March 25, 2021, Generex entered into a Settlement Agreement and Mutual Release with Alpha (the “Settlement”); under the terms of the Settlement, Generex agreed to pay Alpha $750,000. There was an additional $370,553 of accrued interest related to this note that the Company recognized as a gain on settlement of debt. On May 17, 2021, Generex paid $750,000 to Alpha.

On March 21, 2019, Compass Bank filed suit against NuGenerex Distributions Solutions 2, L.L.C. (“NDS”) in the District Court of Dallas County, Texas requesting damages of $3,413,000. This lawsuit is directly connected to assets that were supposed to be transferred to NDS from a third party, but never were transferred. Compass Bank had a lien on those certain assets that were supposed to be transferred into the ownership of NDS, a subsidiary of Generex. NDS and Generex shall continue to defend this legal matter. As of April 30, 2021, the Company has accrued $3,416,695 related to this matter.

In May 2019 Brooks Houghton threatened litigation by way of a FINRA Dispute Resolution. Brooks Houghton, who the managing representative is Mr. Centonfanti a prior board member, was under contract to perform due diligence on the Veneto transaction, as well as other unrelated items. The Veneto transaction closed three times, each time with a reduction in price due to material negative circumstances. Brook Houghton, who was under contract to perform due diligence, claims their fee should be paid on the initial closing price not the ultimate resolution of the matter. The company offered to compensate Brooks Houghton pursuant to agreement, 3% on the most recent closing price for Veneto for which Brooks Houghton may have performed some level of work on, payable in kind, and Brooks Houghton declined the offer. Brooks Houghton is claiming $450,000 for the first closing of Veneto, $714,000 for the second closing of Veneto, $882,353 for the Regentys acquisition, and $705,882 for Olaregen. The Company shall continue to defend this legal matter. As of April 30, 2021, the Company has accrued for the full $2,752,235 balance. On May 11, 2021, the parties agreed to temporarily postpone arbitration in hopes of an amicable settlement.

On September 9, 2019 Generex and its subsidiary NuGenerex Distribution Solutions, LLC, and NuGenerex Distributions Solutions 2, LLC (jointly “NDS”) filed a litigation against Veneto, and the constituent entities, for fraud, breach of contract, and a motion for a temporary restraining order restraining the shares contemplated in the Asset Purchase Agreement (“APA”) (supra) for hiding their involvement in a massive healthcare fraud scheme, which is currently being prosecuted civilly by the federal government and filing to transfer assets specified in the APA. . Our motion for a temporary restraining order on transfer of shares we issued in connection with the acquisition of Veneto assets was denied by the Court of Chancery. Generex has continued to pursue claims against Veneto and its principals in a separate arbitration. In a related action, our transfer agent for our common stock was sued for failure to process a transfer of the shares issued pursuant to the APA. This suit was brought in the United States District Court for the Eastern District of New York. Generex was not named in the suit, but our transfer agent notified us of our obligation to indemnify them pursuant to our agreement with the transfer agent. The action against the transfer agent was dismissed with prejudice and on consent on November 25, 2019. As of this filing, Generex’ arbitration against Veneto and its principals is still active.

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

On February 18, 2020, the Company was named as a defendant in an action brought by Discover Growth Fund, LLC (“Discover”) in the United States District Court for the District of Delaware. The plaintiff alleges that the Company breached a Purchase Agreement and Promissory Note and seeks $2,475,000 in damages. The plaintiff also filed a confession of judgment in support of its claim. On May 4, 2020, the District Court entered judgment against the Company in the amount of $2,200,000. Counsel for Generex and Discover have engaged in settlement discussions. In addition, on August 20, 2020, the Company was named as a defendant in an action brought by Discover in the Court of Chancery of the State of Delaware. The complaint alleges that the Company breached a Purchase Agreement, Promissory Note and Transfer Agent Instructions and seeks to compel the Company to honor notices of conversion from Discover and issue it shares pursuant to the Purchase Agreement and Promissory Note.   Discover has since dropped the Delaware case without prejudice. The Company has accrued approximately $2,500,000 related to this claim. Several months ago, Discover was awarded $2,200,000 via a confession of judgment award, along with legal fees of $53,312 against Generex and personally, its CEO, Joseph Moscato. On February 19, 2021, Generex paid $2,253,312 to Discover to fully satisfy the judgement; no stock was exchanged to satisfy this judgment.

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

On April 20, 2021, the Company was named as a defendant in an action brought by Quantum Media Group, LLC (“Quantum”) in the Supreme Court of the State of New York County of New York. The complaint alleges that the Company breached a service contract. Quantum claims entitlement to $102,260 in service payments. The Company has filed a motion to dismiss the case for failure to state a cause of action, and it intends to vigorously defend the case. The Company has accrued the total amount of the claim.

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

On March 9, 2021, the Company sold 500,000 shares of common stock to Oasis for net proceeds of $144,224 which went directly towards repaying an outstanding note with Oasis.

On March 30, 2021, the Company sold 300,000 shares of common stock to Oasis for net proceeds of $74,120.

On April 12, 2021, the Company sold 300,000 shares of common stock to Oasis for net proceeds of $68,324.

On April 23, 2021, the Company sold 300,000 shares of common stock to Oasis for net proceeds of $71,084 which went directly towards repaying an outstanding note with Oasis.

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

61

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 21, 2021	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 21, 2021	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

62